Form 10-Q
period 1996-03-31
SPECIALTY TELECONSTRUCTORS INC
filed 1996-05-21
CIK 925269

U.S. Securities and Exchange Commission
                     Washington, D.C. 20549

                          Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1996

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________________ to ______________

Commission file number 1-13272

                         Specialty Teleconstructors, Inc.
(Exact name of small business issuer as specified in its charter)

               Nevada                                 85-0421409
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                       Identification No.)

   12001 State Hwy 14 North, Cedar Crest, NM                 87008
   (Address of principal executive offices)                (Zip Code)

                              (505) 281-2197
                   (Registrant's telephone number)


(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [X]  No ____


              APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,092,308

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
                       SPECIALTY TELECONSTRUCTORS, INC.
                         Consolidated Balance Sheet
                          March 31, 1995 and 1996
                               (Unaudited)
                                 Assets
                                          1995           1996

Current assets:
   Cash and cash equivalents          $ 5,194,013    $ 3,873,566
   Contracts receivable                 1,109,160      3,083,877
   Inventory                                -             20,209
   Prepaids                                 -            266,948
   Costs and estimated earnings in
      excess of billings on
      uncompleted contracts               116,303        715,000
                                      -----------    -----------
        Total current assets            6,419,476      7,959,600

Property and equipment, net               594,078      1,542,399

Other assets                                -            220,103
                                      -----------    -----------
                                       $7,013,554      9,722,102
                                       ==========      =========
                   Liabilities and Stockholders' Equity
Current liabilities:
   Short-term notes payable           $     -        $   600,000
   Current installments of notes
      payable to banks                     51,528         53,648
   Trade accounts payable                 296,533      1,020,450
   Billings in excess of costs and
      estimated earnings on
      uncompleted contracts               213,985        218,000
   Accrued expenses                       199,567        620,411
   Current income taxes                   279,868        402,000
   Deferred income taxes                  250,360        583,426
                                      -----------    -----------
        Total current liabilities       1,291,841      3,497,935

Notes payable to banks, excluding
      current installments                 71,873        160,944
        Total liabilities               1,363,714      3,658,879
                                      -----------    -----------
Stockholders' equity:
   Common Stock, $0.01 par value.
      Authorized 7,500,000 shares;
      Issued 4,092,308                     40,923         40,923
   Additional paid-in-capital           4,148,487      4,166,359
   Retained earnings                    1,460,430      1,855,941
                                      -----------    -----------
        Total stockholders' equity       5,649,840      6,063,223
                                      -----------    -----------

                                        7,013,554      9,722,102
                                       ==========      =========
The accompanying notes are an integral part of these consolidated financial statements.

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

                              SPECIALTY TELECONSTRUCTORS, INC.
                             Consolidated Statements of Earnings
                                  March 31, 1995 and 1996
                                        (Unaudited)
                      For the three months ended March 31, 1995 and 1996 For the nine months ended March 31, 1995 and 1996

                      Three Months  Three Months   Nine Months    Nine Months
                        Ended          Ended         Ended           Ended
                     March 31, 1995 March 31, 1996 March 31, 1995 March 31, 1996

Contract revenues
 earned             $   1,315,276   $ 3,157,081    $ 5,663,934    $  9,644,803

Cost of revenues
 earned                 1,345,153     2,928,143      4,672,823       8,055,676
                        ---------     ---------      ---------       ----------
   Gross profit           (29,877)      228,938        991,111       1,589,127

Selling, general
 and administrative
 expenses                 194,518       385,568        652,463       1,166,964
                        ---------     ---------      ---------      ----------
   Earnings from
    operations           (224,395)     (156,630)       338,648         422,163
                    =============   ===========    ===========    ============

Other income (deductions):
  Gain (loss) on sale of
    equipment                 -            -             14,925        (12,000)
  Interest income          67,516        55,905         105,208        172,695
  Interest expense         (2,170)      (20,362)         (9,012)       (56,374)
  Other, net                 -           10,510           1,620         12,896
                        ---------     ---------      ---------        --------
                           65,346        46,053         112,741        117,217
                        ---------     ---------       ---------        -------
   Earnings before
    income taxes         (159,049)     (110,577)        451,389        539,330

Income taxes              (53,912)      (40,909)        166,938        199,573
                        ---------     ---------       ---------       --------
   Net earnings     $    (105,137)      (69,668)        284,451        339,807
                    =============       ========       ========       ========
Earnings per common share and common equivalent shares:
  Net earnings      $       (0.03)         (0.02)          0.08           0.08
                    =============   ============   ============    ===========
Weighted average common shares
 outstanding            3,578,407      4,104,257      3,578,407      4,104,257
                    =============   ============   ============    ===========
 The accompanying notes are an integral part of these consolidated financial statements.
PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

                              SPECIALTY TELECONSTRUCTORS, INC.
                             Consolidated Statement of Cash Flows
                                  March 31, 1995 and 1996
                                        (Unaudited)
                      For the three months ended March 31, 1995 and 1996 For the nine months ended March 31, 1995 and 1996

                      Three Months  Three Months  Nine Months    Nine Months
                        Ended          Ended         Ended           Ended
                     March 31, 1995 March 31, 1996 March 31, 1995 March 31, 1996
Cash flows from operating
 activities:
  Net earnings           $ 105,137)      (69,668)        284,451       339,807
Adjustments to reconcile
 net earnings to net cash
 provided by operating
 activities:
  Depreciation of property
   and equipment            38,907       111,639         101,871       236,573
  Amortization of goodwill      -         24,845               -        48,287
  Gain(loss) on sale of
   equipment                    -              -         (14,925)       12,000
  Noncash compensation      18,000             -          33,015
  Changes in certain assets
    and liabilities:
   Contracts receivable    522,110        76,731         243,525      (532,966)
   Inventory                     -        (2,209)              -       (20,209)
   Prepaid expenses         26,985      (466,948)         26,985      (244,445)
   Costs and estimated
    earnings in excess
    of billings on
    uncompleted contracts   67,649      (258,350)         79,297      (536,400)
   Other assets                  -        89,218               -         8,967
   Trade accounts payable (183,018)      430,717         249,626       802,669
   Billings in excess of
    costs and estimated
    earnings on uncompleted
    contracts               49,063       (23,193)        197,185       (31,000)
   Accrued expenses        (24,333)       53,761          12,263       295,754
   Current income taxes    (54,462)      274,874         270,068       393,963
   Deferred income taxes  (157,983)     (101,320)       (296,676)     (202,428)
                           --------     ---------        --------    ---------
    Net cash provided by
     operating activities  197,780       140,097       1,186,685       570,572
                           --------     ---------       --------     ---------
Cash flows from investing
  activities:
   Proceeds from sales of
    property and
    equipment                6,776        12,500          15,976        14,000

   Purchases of property
    and equipment          (61,029)     (318,327)      (220,773)      (745,719)
                           --------     ---------       --------      ---------
      Net cash used in
       investing activities (54,253)    (305,827)      (204,797)      (731,719)
                           --------     ---------       --------      ---------
Cash flows from financing
 activities:
   Proceeds from advances
    on line of credit              -            -              -        600,000
   Payments on line of credit      -            -              -       (600,000)
   Principal payments on
    notes payable to banks   (10,978)      (6,013)       (35,600)       (52,804)
   Proceeds from sale of
    common stock and
    common stock warrants          -            -      5,062,500              -
   Costs from initial
    public offering                -            -       (844,166)             -
                            --------     ---------       --------     ---------
    Net cash used in
     financing activities     (10,978)      (6,013)    4,182,734        (52,804)
                             --------     ---------     --------       ---------
    Net decrease in cash
     and cash equivalents     132,549     (171,743)    5,164,622       (213,951)

Cash and cash equivalents
 at beginning of period     5,061,464     4,045,309       29,391       4,087,517
                            ---------     ---------      --------      ---------
Cash and cash equivalents
 at end of period          $5,194,013    $3,873,566   $5,194,013     $3,873,566
                            =========     =========    =========      =========
Supplemental disclosure
 of cash flow information:
   Interest paid               $2,170        16,849        9,012         56,374
                            =========     =========    =========      =========
   Taxes paid                 $10,000             -      177,785          9,060
                            =========     =========    =========      =========
   Noncash transactions -
    acquisition of vehicles
    in exchange for debt      $38,000       178,455       39,000        241,455
                            =========     =========    =========      =========
  The accompanying notes are an integral part of these consolidated financial statements.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
                             SPECIALTY TELECONSTRUCTORS,INC.
              Consolidated Statements of Changes in Stockholders' Equity
                                      (Unaudited)
                 For the three months ended March 31, 1995 and 1996
                             Common Stock
                          -----------------  Additional   Retained
                       Shares    Amount  Paid-in-capital  earnings     Total
                      ---------   ------- --------------- --------  ----------
Balances as of
 December 31, 1994  4,092,308   $40,923   4,130,487   $1,565,567    $5,736,977
Noncash compensation                         18,000                     18,000
Net earnings                -          -          -     (105,137)     (105,137)
                    ---------   -------- ----------   ----------    ----------
Balances as of
 March 31, 1995     4,092,308    $40,923  $4,148,487   $1,460,430    $5,649,840
                    =========    =======   =========    =========    ==========
Balances as of
 December 31, 1995  4,092,308    $40,923  $4,166,359   $1,925,609    $6,132,891
Net earnings                -          -           -     $(69,668)     $(69,668)
                    ---------   --------  ----------   ----------    ----------
Balances as of
 March 31, 1996     4,092,308    $40,923   4,166,359   $1,855,941    $6,063,223
                    =========    =======   =========    =========    ==========
                 For the nine months ended March 31, 1995 and 1996
                             Common Stock
                   -------------------      Additional      Retained
                     Shares     Amount   Paid-in-capital    earnings       Total
                    ---------   -------   ---------------  ---------  ----------
Balances as of
 June 30, 1994      3,000,000   $30,000            -   $1,187,052    $1,217,052
Issuance of common
 stock and warrants
 to acquire common
 stock              1,000,000    10,000    4,091,472             -     4,101,472
Adjustment for ST
 Combined Resources,
 Inc. pooling of
 interests             92,308       923       24,000       (11,073)       13,850
Noncash compensation                          33,015             -        33,015
Net earnings                -         -            -       284,451       284,451
                    ---------  --------   ----------    ----------    ----------
Balances as of
 March 31, 1995     4,092,308   $40,923   $4,148,487    $1,460,430    $5,649,840
                    =========   =======    =========     =========    ==========
Balances as of
 June 30, 1995      4,092,308   $40,923   $4,166,359    $1,536,134    $5,723,416
Net earnings                -         -            -       339,807       339,807
                    ---------  --------   ----------    ----------    ----------
Balances as of
 March 31, 1996     4,092,308    $40,923  $4,166,359    $1,855,941    $6,063,223
                    =========    =======   =========     =========    ==========
  The accompanying notes are an integral part of these consolidated financial statements.
PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

                             SPECIALTY TELECONSTRUCTORS, INC.
                         Notes to Consolidated Financial Statements

Note : Basis of Presentation

The notes to the consolidated financial statements do not present all disclosures required under generally accepted accounting principles but instead, as permitted by Securities and Exchange Commission regulations, presume that users of the interim financial statements have read or have access to the June 30, 1995 audited consolidated financial statements and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the results for interim periods. The results of operations for the nine month period ended March 31, 1995 and 1996, respectively, are not necessarily indicative of the results to be expected for the full year.

PART 1 FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis or Plan of Operation

For the Nine Months Ended March 31, 1996, Results of Operations

     The Company's revenues for the nine months ended March 31, 1996, increased to $9,644,803 as compared to $5,663,934 for the same nine month period in the prior year, an increase of approximately 70%. Management believes the increase is, in part, related to the beginning of the roll out for Personal Communications Services (PCS) in the month of March for those customers that purchased the right to provide new wireless services from the Federal Government in the first quarter of 1995. In addition the Company has increased its ability to provide more resources and services over a broader geographic area to the wireless industry. The Federal government completed the auction of the A and B block licenses on March 13, 1995, cumulatively totaling $7.034 billion. The FCC completed the auction of the C block licenses on May 15, 1996, in excess of $10 billion for a cumulative total for the A, B and C block licenses in excess of $17 billion. The FCC has additional auctions for the D and E block licenses tentatively scheduled for later this year.

     Gross profit increased by approximately 60% as compared to the same nine month period last year. Net income increased by approximately 19% for the nine months ended March 31, 1996, compared to the nine months ended March 31, 1995.

For the Three Months Ended March 31, 1996, Results of Operations

     The Company recorded third quarter revenues of $3,157,081 which is a record third quarter as compared to previous third quarters. Management believes this increase is attributable to the Company's increasing ability to provide more resources and services over a broader geographic area to the wireless industry as previously reported as well as the very beginning of the implementation of the A and B block PCS networks. Gross profit increased to $228,938 for the three months ended March 31, 1996 compared to a loss of $29,877 for the three months ended March 31, 1995. Management believes this increase is attributable to economies of scale derived from increased revenues.

     Selling, general and administrative expenses for the three months ended March 31, 1996, increased to $385,568 from $194,518 for the three months ended March 31, 1995. Management believes this increase is attributable to implementation of new accounting and internal tracking software necessary to provide for an efficient and more timely stream of information to accommodate the growth of the Company, with expenses incurred in connection with negotiations concerning a potential acquisition, which negotiations have subsequently been terminated, as well as costs associated with promotions and trade shows, and extensive manager training during the period as well as increased staffing and amortization and depreciation associated with acquisitions and capital expenditures.

     The Company lost $69,668 in the three months ending March 31, 1996, compared to a loss of $105,137 in the three months ending March 31, 1995. The third quarter of the current fiscal year was difficult as in previous fiscal years, showing decreased revenues in January and February offset a strong March, creating a net loss for the quarter.

Liquidity and Capital Resources

     The Company successfully completed its initial public offering in November, 1994 receiving approximately $4.3 million in proceeds. The Company has invested the proceeds in short-term interest bearing securities and continues to use internally generated funds to finance operations, while pursuing acquisition candidates as set forth in the Registration Statement.

                             PART II - OTHER INFORMATION

NONE

                             SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     Specialty Teleconstructors, Inc.

May 20, 1996                         /s/ Michael R. Budagher
                                     Michael R. Budagher, President and
                                     Principal Financial Officer