Form 10-Q/A
period 1996-03-31
SPECIALTY TELECONSTRUCTORS INC
filed 1996-07-19
CIK 925269

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C. 50549

                         Form 10-QSB/A
                        Amendment No. 1

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended: March 31, 1996
                    Commission File Number:

                 Specialty Teleconstructors, Inc.
(Exact name of Small Business Issuer as specified in its charter)

          Nevada                                      85-0421409
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)

12001 State Hwy. 14 North, Cedar Crest, NM                         87008

(Address of principal executive offices)                         (Zip Code)

                          (505) 281-2197
        (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),m and (2) has been subject to such filing requirements for the past 90 days.
[ X ] Yes        [   ] No

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date:   4,092,308


















This Form 10-QSB/A amends Part II, Item 6(a) of the Registrant's Quarterly Report on Form 10-QSB for the Fiscal Quarter ended March 31, 1996 to include
Exhibit 27, the Financial Data Schedule required by Item 601(c) of Regulation S-K and Rule 401 of Regulation S-T

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Specialty Teleconstructors, Inc.

Date: July 18, 1996                     /s/ Michael R. Budagher
                                        Michael R. Budagher, President and
                                        Chief Financial Officer