Form 10KSB
period 1996-06-30
SPECIALTY TELECONSTRUCTORS INC
filed 1996-10-01
CIK 925269

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                 U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-KSB

(MARK ONE)
   [X]         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

               FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                                 OR
   [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                      COMMISSION FILE NO. 1-13272

                     SPECIALTY TELECONSTRUCTORS, INC.
              (Name of small business issuer in its charter)

                 NEVADA                                       85-0421409
      (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                     Identification No.)

         12001 STATE HWY 14 NORTH
         CEDAR CREST, NEW MEXICO                                87008
  (Address of principal executive offices)                     (Zip Code)

                Issuer's telephone number: (505) 281-2197

       SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                                                        NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                           ON WHICH REGISTERED
           -------------------                          ---------------------
                  NONE                                          NONE

     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

                                TITLE OF CLASS
                         ----------------------------
                         Common Stock, $.01 Par Value
                       Warrants to Purchase Common Stock

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes /X/  No / /

    Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B contained in this Form 10-KSB, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    The issuer's revenues for its most recent fiscal year were $16,758,629.

    The approximate aggregate market value of voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of September 18, 1996, was $10,495,359.38. The number of shares of common stock outstanding as of September 13, 1996, was 4,092,308.

                     DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the registrant's definitive proxy statement relating to the registrant's 1996 annual stockholders' meeting are incorporated by reference in
Part III of this Form 10-KSB.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SPECIALTY TELECONSTRUCTORS, INC.
                             ANNUAL REPORT

                              FORM 10-KSB

                        YEAR ENDED JUNE 30, 1996

                               PART I

ITEM 1.   DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto. Such forward-looking statements are subject to a number of risks and other factors that could cause the Company's actual results to differ materially from those contained in these forward-looking statements, including those set forth under the heading "CAUTIONARY FACTORS" under ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION and the risks and other factors described elsewhere herein. The cautionary factors, risks and other factors presented should not be construed as exhaustive.

GENERAL

Specialty Teleconstructors, Inc., a Nevada corporation (together with its wholly-owned subsidiaries, the "Company"), designs, builds, installs, modifies and maintains (collectively, "wireless infrastructure building and implementation services") wireless communications transmitting and receiving facilities primarily for providers of wireless communications services. In addition, the Company (i) provides electrical design, engineering, and testing services (collectively, "wireless infrastructure electrical design and engineering services") and site acquisition and evaluation services ("site acquisition services") in connection with the installation and location of wireless communications facilities. The Company also manufactures and sells unmanned communications shelters designed to be located adjacent to wireless transmitting and receiving facilities to house electrical equipment associated with such facilities. The Company's customers include providers of a broad range of wireless communications services including paging services, analog and digital cellular telephone services, personal communications services or "PCS", specialized mobile radio or "SMR" services, enhanced specialized mobile radio or "ESMR" services and microwave communications services. The Company conducts business primarily through its subsidiaries. The Company's principal operating subsidiaries include Specialty Constructors, Inc., a New Mexico corporation ("Specialty Constructors"), Specialty Combined Resources, Inc., a Texas corporation ("Specialty Combined Resources"), Specialty Management, Inc., a Nevada corporation ("Specialty Management") and Specialty Fortress, a Nevada corporation ("Specialty Fortress"). The Company's headquarters are located in Cedar Crest, New Mexico, approximately seven miles from Albuquerque, New Mexico. The Company also maintains regional offices in Laguna Hills, California, Houston, Texas, Fairview Heights, Illinois (located just outside St. Louis, Missouri), Crest Hill, Illinois (located just outside Chicago, Illinois), Birmingham, Alabama, Columbus, Ohio and Orlando, Florida.

HISTORY

The Company was incorporated in April, 1994 for the purpose of acquiring all of the issued and outstanding shares of capital stock of Michael R. Budagher Specialty Constructors, Inc., a New Mexico corporation. In 1995, Michael R. Budagher Specialty Constructors, Inc. changed its corporate name to Specialty Constructors, Inc. Originally, the Company's primary business was constructing, maintaining and modifying microwave transmission and receiving facilities predominantly for providers of short- and long-distance microwave communications services. Later, the Company began installing electronic and other related equipment in connection with these facilities. Following the initiation of the build out of cellular telephone networks in the United States, which began in 1983, the Company began to build, construct, enhance and maintain cellular transmitting and receiving facilities as well as microwave transmitting and receiving facilities. Throughout the late 1980's and continuing until the mid-1990's, a majority of the Company's growth and revenues were derived from wireless infrastructure building and implementation services related to the continuing build out and expansion of cellular telephone and paging networks. In the early, 1990's, the Company began an effort to expand the scope of the services offered by the Company to include wireless infrastructure electrical design and engineering services. As a part of this expansion, in July 1995, the Company acquired ST Combined Resources, Inc., a California-based provider of electrical design and engineering services to the wireless communications industry. Following the acquisition, ST Combined Resources, Inc. changed its corporate name to Specialty Combined Resources, Inc.

During the fiscal year ended June 30, 1996, the Company continued to derive a significant portion of its revenues from wireless infrastructure building and implementation services rendered to providers of microwave and analog cellular-based wireless communications services. In addition, over the past two fiscal years, the Company experienced increasing demand for its services from providers of wireless communications services utilizing new or enhanced wireless communications technologies such as PCS, ESMR and digital cellular. This trend accelerated during fiscal 1996 as the Company experienced significant demand related to the build out of new PCS-based wireless communications networks.

THE WIRELESS COMMUNICATIONS INDUSTRY

Overview. The demand for wireless communications services in the United States has grown dramatically during the last five years. At present, the rate of wireless telephony penetration in the United States is estimated to be 13% and, according to Kagan Associates, is expected to reach 48% by 2006. According to the Cellular Telecommunications Industry Association ("CTIA"), the compound annual growth rate of cellular subscribers exceeded 45% from 1990 through 1995. The wireless communications industry is characterized by networks that use radio waves to transmit voice and data signals. Typically, different technologies or applications use different frequencies within the radio spectrum. Examples of wireless communications technologies include paging services, which involve one-way or limited two-way data transmission capability, and cellular, PCS services, SMR and ESMR services, all of which involve two-way voice and data transmission capabilities.

Cellular. Although SMR and other radio-based communications technologies have been utilized commercially by taxi cabs, ambulance fleets and other fleet dispatch services and by government entities such as police and fire departments for many years, the widespread use of wireless communications technologies for the general public began with the advent of the cellular telephone industry. The cellular telephone industry began in 1983 when the FCC began granting licenses to two licensees in each metropolitan statistical area ("MSA") and many rural areas ("rural service areas") throughout the United States. Cellular licenses were eventually awarded in 306 MSAs and 428 rural service areas. In 1986, the FCC granted additional portions of the radio spectrum to each holder of a cellular license. Cellular networks operate within a 50 MHz band located in the 800-900 MHz frequency range. Paging services also began to expand rapidly in the 1980's. Paging services utilize a different portion of the radio spectrum and, while not offering two-way voice transmission capability, historically have offered a lower-cost alternative for mobile communications than cellular telephony.

PCS. During the late 1980's and early 1990's, advances in technology of wireless communications gave rise to a new technology known as PCS. In 1993, Congress enacted legislation directing the FCC to allocate a portion of the radio spectrum for PCS via competitive bidding. In response, the FCC established PCS service areas in the United States and began to hold auctions for portions or "Blocks" of the radio spectrum designated for PCS services. Compared with cellular, PCS will operate at higher frequencies within a 140 MHz band in the 1850-1990 MHz frequency range and in slightly different geographic coverage areas. The geographic areas for PCS licenses are divided into 51 major trading areas ("MTAs") for A- and B-Block licenses, and 493 basic trading areas ("BTAs") for other PCS licenses, including the C-, D-, E- and F-Block licenses. MTAs and BTAs are different than the metropolitan statistical areas and rural service areas.

In March 1995, the FCC completed the A- and B-Block PCS auction, resulting in the award of two 30 MHz licenses in each MTA. In May 1996, the FCC completed the C-Block Auction, resulting in the award of one 30 MHz license in each BTA. After completion of the C-Block auction, the FCC reauctioned 18 C-Block licenses for which the high bidders failed to make initial post-auction down payments. On August 26, 1996, the FCC began the auction for the D-, E- and F-Block licenses, which will be for one 10 MHz license in each BTA.

SMR and ESMR Services. As a result of advances in digital technology some providers of wireless communications services have begun to design and deploy or modify networks that utilize SMR and ESMR technologies. ESMR technology increases the capacity of SMR networks enabling more efficient use of the allocated frequency. This increase coupled with additional advances in switching technologies are intended to enable ESMR networks to compete effectively with cellular and PCS networks. While ESMR technology may offer certain cost advantages over cellular and PCS technologies, at the present time, it is unclear whether ESMR technologies can compete effectively with cellular and PCS networks.

Other wireless communications technologies. The FCC has proposed or adopted final rules authorizing additional wireless communications services. For example, the FCC has proposed to authorize the use of the 37 and 39 GHz bands for the provision of fixed and mobile communications services. In May 1996, the FCC adopted final rules to permit Interactive Video and Data Service licensees to provide mobile two-way data services. Also in May 1996, the FCC authorized local multipoint distribution service licensees to provide certain fixed and mobile communications services. The FCC has proposed to reallocate former federal government spectrum located at 4 GHz for a broad range of wireless fixed and mobile services, and is expected to reallocate additional former federal government spectrum for wireless mobile services in the future.

Several national and global mobile satellite or "MSS" based systems also have been proposed that are intended to compete directly with land-based wireless communications networks. In theory, this technology could create an alternative to land-based wireless networks that might reduce or slow the growth in demand for new and enhanced land-based wireless communications transmitting and receiving facilities, which could have a material adverse effect on the Company's business, financial condition and results of oprtaion. At the present time, it is not possible to forecast the effect, if any, that MSS or any other alternative technology will have on the demand for wireless communications infrastructure development. However, at the present time, Management does not believe that MSS technologies will adversely effect demand for the Company's services in the foreseeable future.

COMPETITION

Historically, the industry for wireless infrastructure building and implementation services has been highly fragmented. As such, most participants in this industry have been relatively small firms of between three to fifty employees. However, the Company has also faced competition in the market for wireless infrastructure building and implementation services from wireless communications equipment manufacturers which provide such services in conjunction with the sale of wireless communications equipment. While the industry continues to be comprised predominately of these smaller firms, over the past two years, the increased demand for wireless infrastructure building and implementation services has motivated other competitors to enter the market. These new competitors include, but are not limited to, traditional, non-wireless engineering and construction companies and non-wireless subcontractors who have begun to enter the market either alone or in conjunction with wireless equipment manufacturers. As demand for wireless infrastructure building and implementation services increases, Management expects that more non-traditional competitors will enter the market and provide increased competition to the Company. In addition, the Company faces competition in the market for wireless infrastructure electrical design and engineering services from stand-alone electrical engineering and design firms, other providers of wireless infrastructure building and implementation services and wireless communications equipment manufacturers.

EMPLOYEES

As of September 1, 1996, the Company employed 156 full-time employees, 105 in wireless infrastructure building and implementation services, 16 in wireless infrastructure electrical design and engineering services, 14 in manufacturing and related operations, and the remainder in executive and administrative positions. This is an increase of 76 employees from August 1, 1995. This increase is primarily due to additional installation and maintenance personnel and administrative personnel required to facilitate the Company's growth. None of the Company's employees is represented by a labor union and the Company considers its employee relations to be good.

ITEM 2.    DESCRIPTION OF PROPERTY

The Company presently leases approximately 5,400 square feet of office space from Michael R. Budagher, its Chairman of the Board, President, Chief Executive Officer, Treasurer and a Director, for $16,800 annually. See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." The office space is located in a 6,400 square foot building in Cedar Crest, New Mexico. This office serves as the Company's headquarters and as a regional office for the Company's wireless infrastructure building and implementation and wireless infrastructure electrical design and engineering operations. Management believes the Company's offices in Cedar Crest will be adequate to meet the Company's needs for at least the next twelve months.

In addition, the Company maintains two regional offices in Illinois and one each in Ohio, Alabama, Florida, Texas and California, from which the Company conducts primarily wireless infrastructure building and implementation operations. In addition to the Company's headquarters facility in Cedar Crest, New Mexico, the Company's electrical design and engineering operations are conducted primarily from offices located in Laguna Hills, California and Houston, Texas. The Company also maintains a facility for the construction of shelters in Albuquerque, New Mexico. All of the Company's regional offices and its shelter construction facility are leased pursuant to operating leases that do not exceed five years in duration. During fiscal 1996, the Company closed its Wycoff, New Jersey regional office.

ITEM 3.    LEGAL PROCEEDINGS

The Company is not currently a party to any pending legal proceeding. The Company maintains general liability insurance against risks arising out of the normal course of business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable.

                               PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

The Company's common stock is quoted on the Nasdaq National Market under the symbol "SCTR." On September 18, 1996, there were approximately 1,083 holders of record of the Company's common stock. The following table sets forth the quarterly high and low bid prices for the Company's common stock. These prices reflect inter-dealer prices and do not include adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Fiscal Year Ended
-----------------
June 30, 1995:                             High     Low
-------------                             ------   ------

Fiscal Quarter Ended 12/31*               $5.00    $2.75
Fiscal Quarter Ended 03/31                $4.625   $2.875
Fiscal Quarter Ended 06/30                $3.625   $2.125

Fiscal Year Ended
-----------------
June 30, 1996:                             High     Low
-------------                             ------   ------

Fiscal Quarter Ended 09/30                $3.875   $2.50
Fiscal Quarter Ended 12/31                $3.375   $2.00
Fiscal Quarter Ended 03/31                $5.75    $2.25
Fiscal Quarter Ended 06/30                $6.25    $3.625

* Reflects trading from November 7, 1994 through December 31, 1994.

To date, the Company has not declared or paid any cash dividends on its common stock, and the present policy of the Board of Directors is to retain any earnings to provide for the Company's growth. Any future determination to pay dividends will be at the discretion of the Board of Directors, and dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

On July 1, 1995, the Company issued 92,308 shares of previously unissued common stock in connection with the Company's acquisition of ST Combined Resources, Inc.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto. Such forward-looking statements are subject to a number of risks and other factors that could cause the Company's actual results to differ materially from those contained in these forward-looking statements, including those set forth below under the heading "CAUTIONARY FACTORS" and the risks and other factors described elsewhere herein. The cautionary factors, risks and other factors presented should not be construed as exhaustive.

OVERVIEW

ACQUISITIONS

On July 1, 1995, the Company acquired all of the issued and outstanding capital stock of ST Combined Resources, Inc. The ST Combined Resources, Inc. acquisition was accounted for as a pooling of interests. On October 23, 1995, the Company acquired substantially all the assets of Orlando Tower, Inc., an Orlando, Florida-based builder of wireless transmitting and receiving facilities, for approximately $163,000 in cash. The acquisition was accounted for as a purchase.

RESULTS OF OPERATIONS

Comparison of the Fiscal Years Ended June 30, 1996 and 1995

Revenues. For the fiscal year ended June 30, 1996, revenues increased to $16,758,629 from $8,414,590 in the fiscal year ended June 30, 1995, which represents an increase of $8,344,039 or 99% over fiscal 1995. This increase in revenues resulted primarily from growth in the Company's wireless infrastructure building and implementation services business. During the fiscal year ended June 30, 1996, three customers represented approximately 44% of the Company's revenues; PCS PrimeCo 18%, Sprint Cellular Company 16% and Cellular One 10%.

Gross Profit. Gross profit for fiscal year ended June 30, 1996 increased $1,347,476 or 95% from $1,424,802 in fiscal 1995 to $2,772,278 in fiscal 1996.
Gross profit as a percentage of revenue remained unchanged at 17% for both fiscal 1995 and fiscal 1996.

Selling, general and administrative ("SG&A") expenses. As a percentage of revenues, SG&A expenses decreased from 12% of revenues in fiscal 1995 to 10% of revenues in fiscal 1996. SG&A expenses increased $650,188 or 62% from $1,050,666 in fiscal 1995 to $1,700,854 in fiscal 1996. The decrease in SG&A expenses as a percentage of revenue was primarily attributable to increased operating and administrative efficiencies realized as a result of additions to the Company's administrative staff and facilities during the fiscal year ended 30, 1995 and the increase in revenues generated during the fiscal year ended June 30, 1996. The increase in SG&A expenses resulted primarily from increased marketing and administrative expenses associated with additional personnel added to accommodate the Company's growth.

Net Earnings. Net earnings increased $464,200 or 136% to $804,355 in the fiscal year ended June 30, 1996 from $340,155 in the fiscal year ended June 30, 1995. As a percentage of revenue, net earnings increased to 5% in fiscal 1996 from 4% in fiscal 1995. This increase in net margin was primarily attributable to improvements in the Company's operating margin resulting from strong demand for the Company's wireless infrastructure building and implementation services and a decrease in SG&A expenses as a percentage of revenue.

Comparison of the Fiscal Years Ended June 30, 1995 and 1994

Revenues. The Company's revenues for the fiscal year ended June 30, 1995 increased to $8,414,590 from $6,435,759 for the same time period in the prior year, an increase of approximately 31%. Four accounts represented 55% of the Company's revenues for the year ended June 30, 1995; Bell Atlantic Mobile 21%, Cellular One 10%, Nextel Communications 10% and Sprint Cellular 14%.

Beginning late in the Company's second quarter of fiscal 1995, the Company began to increase its project management staff, eventually increasing the staff by 275% and opening four regional offices. Beginning at the same time and continuing through the third quarter of the 1995 fiscal year, the Company's revenue growth paused. Management of the Company believes that this pause may have occurred because service providers were preoccupied with the auctioning of PCS licenses by the Federal Government and the consequences of that action on the short and long-term plans of service providers. The increase in project management staff significantly increased the Company's cost of revenues. This increase, together with the lack of revenue growth during the same period, adversely affected the Company's gross profit. Gross profit, as a percentage of revenues, decreased from 27% to 16% for the year ended June 30, 1995 compared to the year ended June 30, 1994. There are two significant contributors to this decline, namely, the 275% increase in project management staff and the increased resources needed to supply its customers' demand for shelters.

In anticipation of growth, the Company expanded its operations and personnel in various regions throughout the United States. In December of 1994, the Company opened an office in the Chicago, Illinois area staffed by three project managers, two of whom were newly hired or promoted. In February of 1995, the Company opened an office in the Columbus, Ohio area staffed by two project managers, both of whom were newly promoted. In April of 1995, an office was opened in Birmingham, Alabama with one newly promoted project manager and one newly promoted site supervisor. In June 1995, the Company opened an office in Wycoff, New Jersey with two newly hired project managers. In total, the Company increased its project management staff by 275% throughout the course of the fiscal year ended June 30, 1995. The project manager is viewed as the front-line person responsible for customer satisfaction through quality services and timely completion of the projects. The Company experienced inefficiencies associated with the 275% growth in project management staff. These inefficiencies resulted from project management staff being in place prior to contracts being entered into that utilized such staff and the hiring of required field personnel. Management believes that a strong project management staff is one of the first steps to preparing for the growth of the industry and is critical to continued growth of the Company.

During the year ended June 30, 1995, the Company was asked by one of its major customers to provide portable shelters to house communications equipment used at cellular transmission facilities. In anticipation of the potential for a significant market in these shelters to multiple customers, the Company established a facility in Albuquerque, New Mexico and began producing as demand required. Management of the Company believes that this effort has significant potential and will continue to evaluate the opportunity in the next fiscal year.

SG&A Expenses. SG&A expenses for the year ended June 30, 1995 increased to $1,050,666 from $732,290 for the same time period in the prior year, an increase of 4% as a percentage of revenues. The Company incurred an increase in SG&A costs attributable to the opening of four new offices, as discussed above. In addition, the company incurred costs associated with the acquisition of two companies, the equipment and personal property of Vidano Corporation in April 1995 and the equity of ST Combined Resources, Inc. in July 1995. A significant percentage of the increase in SG&A expenses was attributable to fees associated with being a publicly traded entity, such items as investor relations, legal and accounting fees for public filing requirements and directors and exchange listing fees.

Net Earnings. Net earnings decreased to $340,155 for the fiscal year ended June 30, 1995 from $654,044 for the fiscal year ended June 30, 1994, a decrease of approximately 4% expressed as a percentage of revenues. This decrease was attributable to increases in costs associated with the 275% increase in project management staff, the building of communications shelters, the costs associated with opening new offices and being a publicly traded entity.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had cash and temporary investments totaling $2,863,469, a decrease of $1,223,037 from June 30, 1995. During the fiscal year ended June 30, 1996, cash utilized for operating activities was $833,057. Net cash flow from operating activities was impacted primarily by increases in accounts receivable associated with increased revenues generated during fiscal 1996 as compared to fiscal 1995. During fiscal 1996, the Company expended $1,687,336 on capital expenditures, primarily for additional vehicles and equipment used in the Company's wireless infrastructure building and implementation services business.

Net cash generated by financing activities during fiscal 1996 was $1,297,356, consisting of short-term borrowings under the Company's existing line of credit and from borrowings associated with the acquisition of new vehicles. In November, 1994, the Company completed an initial public offering of 500,000 Units (the "Units"). Each Unit consisted of two shares of the Company's common stock and one redeemable common stock purchase warrant ("Warrants"). Each Warrant entitles the holder thereof to purchase one share of the Company's common stock for a purchase price equal to $6.00 at any time prior to November 3, 1999. In addition, the Warrants are subject to redemption by the Company prior to November 3, 1999 under certain circumstances. At June 30, 1996, approximately $3.18 million of proceeds from the Company's initial public offering remained. At present, the Company intends to utilize the majority of the unexpended proceeds to effect acquisitions, although the Company may also utilize a portion of such proceeds for working capital and other general corporate purposes.

At June 30, 1996, the Company had a $2 million line of credit (the "Line of Credit") with First State Bank, Albuquerque, New Mexico, to be used for working capital. The Line of Credit is secured by the accounts receivable of Specialty Constructors. At June 30,1996, borrowings under the Line of Credit totaled $1,900,000 and $100,000 was available for future borrowing. The final maturity date of the Line of Credit is May 1997. Outstanding borrowings under the Line of Credit accrue interest at the prime rate which was 8.25% at June 30, 1996.

The Company's future cash requirements for fiscal 1997 and beyond will depend primarily upon the level of wireless infrastructure building and implementation business conducted by the Company, the level of working capital needed to generate the revenues associated with such business and acquisition opportunities. The Company believes that revenues from operations, amounts available under the Line of Credit and other capital resources available to the Company will be adequate to satisfy its working capital requirements for at least the next twelve months.

BUSINESS STRATEGY

Management believes the success of the Company is dependent on the continued expansion and development of the wireless communications industry and the Company's ability to attract and retain experienced, highly skilled workers. Historically, the expansion of the wireless communications industry has necessitated the construction of large numbers of new transmitting and receiving facilities. Because the construction of wireless transmitting and receiving facilities is highly specialized, such construction demands highly skilled, experienced personnel. Over the past several years, the Company has experienced increasing demand for the Company's wireless infrastructure building and implementation services. Management believes this increasing demand is a result of the continued expansion of the wireless communications industry, the Company's expertise and experience in the implementation of wireless transmitting and receiving facilities and the Company's reputation for quality workmanship.

Management believes the growth in demand for wireless infrastructure building and implementation services will continue as the wireless communications industry continues to expand and develop, fueled in part by the introduction of new and enhanced wireless communications technologies such as PCS, ESMR and digital cellular. As an example, Management anticipates that the completion in 1995 and 1996 of FCC auctions of the A-, B- and C- Block portions of the radio spectrum allocated by the FCC for PCS licensees will result in the build out of significant numbers of new PCS systems over the next five to ten years. This is due in part to the fact that the FCC has mandated that recipients of PCS licenses adhere to five-year and 10-year build out requirements. Under both five- and 10-year build out requirements, all 30 MHZ PCS licensees (which includes holders of all of the approximately 595 A-, B- and C-Block PCS licenses awarded as of September 1, 1996) must construct facilities necessary to provide coverage to at least one-third of the population in their service areas within five years from the date of initial license grants. Service must be provided to two-thirds of the population within 10 years. Violations of these regulations could result in license revocations, forfeitures or fines.

Management also believes that implementation of new PCS systems may create significant wireless infrastructure building activity as new PCS licensees pay to alter or relocate certain existing communications facilities operated by holders of fixed microwave licenses that currently operate within the same frequency ranges as the new PCS licensees. This is because, in an effort to balance the competing interests of existing microwave users and newly authorized PCS licensees, the FCC has ruled that for a period of up to five years after the grant of a PCS license, PCS licensees may be required to share their radio spectrum with existing fixed microwave licensees operating on the same frequencies as those of the new PCS licensees. In order to initiate service within the required timeframe, many of these new PCS licensees will arrange and pay for the relocation of certain of these existing users to alternate spectrum locations or transmission technologies.

In addition to the demand for wireless infrastructure building and implementation services created by the construction of new wireless communications networks, Management anticipates that operators of existing wireless communications networks, such as analog cellular networks, will continue to demand such services. This is because Management believes many of these operators will undertake significant infrastructure building and enhancement activities as they expand their coverage areas and upgrade their transmitting and receiving facilities in an effort to remain competitive with newer networks such as PCS. Management believes that as the wireless communications industry becomes more competitive, quality implementation of new transmitting and receiving facilities and timeliness of new facilities implementation will become increasingly important to providers of wireless communications services.

Management intends to seek to capitalize on the demand for wireless infrastructure building and implementation services by continuing to expand its workforce and geographic presence in the marketplace and its capability to offer wireless infrastructure design and engineering services and site evaluation services. Management believes that the Company's ability to attract, train and retain highly skilled workers is critical to the Company's ability to compete effectively. In order to address this need, Management has sought and intends to continue to seek to acquire other companies within the wireless infrastructure development industry that have good reputations for quality service and highly skilled workers. Management also intends to continue to enhance its indigenous new employee hiring, training and retention programs as a method for attracting, training and retaining new, highly skilled workers. Finally, Management intends to enhance its product line for communications shelters and to increase its marketing and distribution efforts related to such shelters. To accomplish these goals, Management also intends to continue its geographic expansion by opening new regional offices when demand for the Company's services or acquisition opportunities make such expansion feasible.

CAUTIONARY FACTORS

The Company does not provide forecasts of potential future financial performance. While the Company's management is optimistic about the Company's long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating its growth outlook.

WIRELESS COMMUNICATIONS INDUSTRY RISKS. Management believes the Company's future prospects are in large part dependent on the continued vitality and expansion of the wireless communications industry. Consequently, any downturn or other disruption of the wireless communications industry caused by adverse competitive developments, technological changes, government regulation or other factors would have a material adverse affect on the Company's business, financial condition and results of operations.

INFLATION. Management does not believe that inflation has had or will have a material impact on the Company's results of operations. Management believes that, for the foreseeable future, the Company will be able to increase prices received for its products and services to keep pace with inflationary increases in costs without a significant decline in business.

GOVERNMENT REGULATION. The wireless communications industry is subject to regulation by state regulatory agencies, the FCC, Congress, the courts and other governmental bodies. There can be no assurance that any of these governmental bodies will not adopt or change regulations or take other actions that would adversely affect the wireless communications industry and the Company's business, financial condition and results of operations.

In addition, the Telecommunications Act of 1996 is expected to cause significant changes in existing regulation of the telecommunications industry that are intended to promote the competitive development of new services, to expand public availability of telecommunications services and to streamline regulation of the industry. These changes include requirements that local exchange carriers must: (i) permit other competitive carriers, which may include many wireless communications service providers, to interconnect to their networks; (ii) establish reciprocal compensation agreements with competitive carriers to terminate traffic on each other's networks and (iii) offer resale of their local loop facilities. The implementation of these requirements by the FCC and state authorities potentially involves numerous changes in established rules and policies that could adversely affect the wireless communications industry and the Company's business, financial condition and results of operations.

HEALTH RISKS. Allegations have been raised that the use of cellular telephones and other wireless communications devices may pose health risks to humans due to radio frequency ("RF") emissions from the handsets. Studies performed by wireless telephone equipment manufacturers dispute these allegations, and a major industry trade association and certain governmental agencies have stated publicly that the use of such phones poses no undue health risk. Regardless of the truth of these allegations, they could have an adverse effect on the wireless communications industry which in turn could have an adverse effect on the Company. In addition, digital wireless telephones have been shown to cause interference to some electronic devices, such as hearing aids and pacemakers.

Concerns over RF emissions also may have the effect of discouraging the use of wireless communications. The FCC currently is conducting a rulemaking proceeding to update the guidelines and methods used for evaluating RF emissions from radio equipment, including wireless telephones. The FCC's proposal, if adopted, would impose more restrictive standards on RF emissions from devices such as hand-held cellular and PCS telephones. These concerns could have an adverse effect on the wireless communications industry which in turn could have an adverse effect on the Company.

SEASONALITY OF INSTALLATION ACTIVITIES. Historically, the rate at which contracts for the installation and retrofit of wireless communications facilities are awarded has been lower during the period from January 1 to March 31 of each year due to contracting practices of many providers of wireless communications. In addition, cold weather and the limited daylight hours in the winter months in certain markets have lowered the revenues received from wireless infrastructure building and implementation services during these months. Therefore, the Company may experience lower than average revenues during the winter season.

PRODUCT DEVELOPMENT AND MARKET ACCEPTANCE. The Company's growth depends in part on the development and market acceptance of communications shelters and other products. There is no assurance that the Company will be able to develop or acquire successful communications shelters and other products and that delays in product introduction will not be experienced, or that once such products are introduced, the market will accept them.

INTEGRATION OF ACQUIRED BUSINESSES. To the extent the Company's business strategy involves acquisitions, the integration of acquired businesses can be difficult and costly. These acquisitions will require management time and attention and will only be fully successful if operations are combined in an orderly and timely manner.

COMPETITION AND TECHNOLOGICAL CHANGE. The wireless communications industry is highly competitive. The Company competes with many larger companies that have access to greater capital and other resources than the Company. In addition, this industry is characterized by rapid new product development and technological change. These changes could reduce, delay or make unnecessary the expansion or construction of new wireless communications networks, which could render the Company's products and services obsolete or noncompetitive.

DEPENDENCE ON KEY PERSONNEL. The Company's future performance depends in substantial part upon the continued contributions of its key senior management personnel, in particular, Mr. Michael R. Budagher, a founder, director and the Company's Chairman of the Board, President and Chief Executive Officer and Treasurer. Mr. Budagher is not bound by an employment agreement and the loss of the services of Mr. Budagher would have a material adverse effect upon the Company's business, results of operations and financial condition. In addition, the Company's future success also depends substantially upon its ability to attract and retain highly qualified technical and management personnel. The Company believes there is and will continue to be intense competition for personnel with experience in the wireless infrastructure development industry. The loss of significant numbers of the Company's employees would have a material adverse effect upon the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to retain its key employees or that it will be able to attract or retain other highly qualified technical and management personnel in the future.

OTHER UNCERTAINTIES. Other operating, financial or legal risks or uncertainties are discussed in this Form 10-KSB in specific contexts and the Company is subject to the financial or legal risks or uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. In addition, the Company is, of course, also subject to general economic risks, the risk of interruption in the sources of supply of wireless equipment, the risk of loss of a major customer, and other risks and uncertainties.

ITEM 7.       FINANCIAL STATEMENTS

The information required by this item is set forth in Appendix F.

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

None

                              PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information regarding the directors, nominees for director and executive officers of the Company:

NAME                                 AGE            POSITION
----                                 ---            --------
Michael R. Budagher(1)                38  Chairman of the Board, President,
                                          Chief Executive Officer, Treasurer and
                                          Director

Kari A. Young(2)                      35  Chief Financial Officer, Treasurer,
                                          Secretary and Director

Dennis K. Hartnett, CPA(3)            43  Chief Accounting Officer, Secretary
                                          and Assistant Treasurer

John D. Emery(4)(5)                   49  Director

Terry D. Farmer(2)(3)(4)(5)           47  Acting Secretary and Director

Jon D. Word(4)(5)                     35  Director

----------------

(1) Mr Budagher is a member of the Stock Option Committee of the Board of Directors and became Treasurer of the Company following the resignation of Ms. Young on June 14, 1996.

(2) Kari A. Young resigned as Chief Financial Officer, Treasurer, Secretary and Director of the Company effective June 14, 1996, at which time Terry D. Farmer became Acting Secretary of the Company. Until her resignation, Ms. Young was also a member of the Stock Option Committee of the Board of Directors.

(3) Dennis K. Hartnett, CPA was appointed Secretary and Assistant Treasurer of the Company effective July 8, 1996, at which time Terry D. Farmer resigned as Acting Secretary of the Company.

(4) Member of the Compensation Committee of the Board of Directors.

(5) Member of the Audit Committee of the Board of Directors.

Directors hold office until their term expires and until their successors have been elected and qualified. Officers are appointed annually and serve at the discretion of the Board of Directors. There are no family relationships among executive officers or directors and nominees for director of the Company.

Mr. Budagher founded the Company in 1981 and has been Chairman of the Board, President, Chief Executive Officer and a Director of the Company since its inception. Mr. Budagher was appointed Treasurer of the Company in June, 1996 follwoing the resignation of Ms. Young as the Company's Chief Financial Officer, Treasurer, Secretary and a Director, which was effective June 14, 1996. Mr. Budagher is also a founder, stockholder and President of Specialty Antenna Site Resources, Inc. ("SASR") and a founder, stockholder and President of Specialty Constructors Coatings, Inc. ("SCC"). See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

Ms. Young resigned as Chief Financial Officer, Treasurer, Secretary and a Director of the Company effective June 14, 1996. Prior to her resignation, Ms. Young had been Chief Financial Officer of the Company since 1990 and Secretary, Treasurer and a Director of the Company since November, 1994. Prior to her resignation from the Company, Ms. Young was a stockholder in Specialty Manufacturing, Inc. ("SMI"). See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." Ms. Young received her Bachelor of Business Administration from the University of New Mexico in 1985 and her Certificate of Public Accountancy in 1990. Ms. Young is a member of the American Institute of Certified Public Accountants and the New Mexico Society of Certified Public Accountants.

Mr. Hartnett became employed by the Company as Chief Accounting Officer in June, 1996 and was appointed Secretary and Assistant Treasurer of the Company in July, 1996. From February, 1996 to June, 1996, Mr. Hartnett was Chief Financial Officer of New Mexico Mortgage Company, Inc. From April, 1995 to February, 1996, Mr. Hartnett was self-employed as an independent accounting and management consultant. From March, 1991 to April, 1995, Mr. Hartnett was a Senior Asset Manager for Northcorp Realty Advisors, Inc.

Mr. Emery has been a Director of the Company since 1994. For more than five years, Mr. Emery has been president of Corporate Development Center, Inc., a consulting firm specializing in assisting fast growth companies, arranging mergers and acquisitions, rendering expert valuations, and providing crisis management services to businesses. In addition, Mr. Emery has taught Entrepreneurship, Business Ethics and Organizational Environment, and Business

Policy and Strategy at the University of New Mexico. Mr. Emery holds a Master of Business Administration from the Harvard Business School.

Mr. Farmer has been a Director of the Company since 1994. Mr. Farmer has been a stockholder, officer and director of the Albuquerque law firm of Moses, Dunn,
Farmer & Tuthill, P.C. for more than five years.   Mr. Farmer is a past
President of the Albuquerque Lawyers Club and the Young Lawyers Division of the State Bar of New Mexico. In 1994, Mr. Farmer was elected a fellow in the New Mexico Bar Foundation. See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

Mr. Word has been a Director of the Company since 1994. Mr. Word has been President and Chief Executive Officer of Contact New Mexico, L.P., a paging and messaging service provider in New Mexico and Southern Colorado since August, 1992. Mr. Word also is an owner and director of Rural Telco, Inc., a cellular telephone provider in North Carolina and is President and Director of Word SMR, Inc. which holds specialized mobile radio licenses in several locations throughout the United States. In 1991 and 1992, Mr. Word was a consultant in the wireless telecommunications industry and from 1988 through 1991 he was Vice President of Operations for Cellular Information Systems, Inc., a wireless communications company. Mr. Word received a Bachelor of Science Degree from Texas A&M University in 1984.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than ten percent of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent owners are required by the Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company's review of the copies of such forms received by it, the Company believes that, during the fiscal year ended June 30, 1996, all filing requirements applicable to its officers, directors and greater than ten-percent owners were complied with except that Michael R. Budagher failed to timely file one Form 4.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE OFFICERS

The following table sets forth certain information regarding compensation, aggregate stock option grants and exercises during 1996 for the Chief Executive Officer and each executive officer of the Company ("Named Executive Officers") who received total annual salary and bonus exceeding $100,000 for the last fiscal year.

SUMMARY COMPENSATION TABLE

=====================================================================================================
                       ANNUAL COMPENSATION               LONG-TERM COMPENSATION
              ---------------------------------    ---------------------------------
                                                          AWARDS             PAYOUTS
                                                   -----------------------   -------
                                          OTHER    RESTRICTED   SECURITIES                 ALL OTHER
NAME AND                                  ANNUAL     STOCK      UNDERLYING    LTIP          COMPEN-
PRINCIPAL            SALARY    BONUS      COMP.     AWARD(S)     OPTIONS/     PAYOUTS       SATION(1)
POSITION      YEAR    ($)       ($)        ($)       ($)         SARS (#)      ($)           ($)
---------     ----   ------    -----      ------    ---------   ----------    -------       ---------
Michael R.    1996  $85,000     --         --           --           --          --            --
Budagher      1995 $100,000     --         --           --           --          --         $16,374
(C.E.O.)      1994 $117,645     --         --           --           --          --            --
=====================================================================================================

(1) Reflects employer contributions under the Specialty Constructors, Inc. Profit Sharing Plan.

Neither the Chief Executive Officer nor any Named Executive Officer received personal benefits, securities or property in excess of the lesser of $50,000 or 10% of such individual's reported salary and bonus. Neither the Chief Executive Officer nor any Named Executive Officer has any employment agreement with the Company or any of its subsidiaries.

Stock Options

No options to purchase Common Stock of the Company were granted to the Chief Executive Officer or any Named Executive Officer in the fiscal year ended June 30, 1996. At June 30, 1996, neither the Chief Executive Officer nor any Named Acceptive Officer held any unexercised options to purchase shares of the Company's common stock and no such options were exercised during the fiscal year ended June 30, 1996.

Compensation of Directors

Directors receive $500 for each Board of Directors meeting attended and reimbursement for expenses incurred in attending such meetings. In addition, Directors who serve on committees receive $100 per hour for time spent attending meetings of such committees.

Benefit Plans

The Amended and Restated 1994 Option Plan

The Company's 1994 Option Plan was approved by the Board of Directors and Stockholders of the Company on May 16, 1994 to provide for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended. A total of 100,000 shares of Common Stock was originally authorized and reserved for issuance under the 1994 Option Plan subject to adjustment to reflect changes in the Company's capitalization in the case of a stock split, stock dividend or similar event. In addition, during fiscal 1996, the Board of Directors approved the amendment and restatement of the 1994 Option Plan (as amended and restated, the "Amended and Restated 1994 Option Plan") to increase the number of shares authorized for issuance under the 1994 Option Plan from 100,000 to 400,000. The effectiveness of the Amended and Restated 1994 Option Plan and the grant of certain options under the Amended and Restated 1994 Option Plan to employees and advisors during fiscal 1996 were made subject to ratification of the Amended and Restated 1994 Option Plan by the Company's stockholders. The Board of Directors intends to submit a proposal for approval and ratification of the Amended and Restated 1994 Option Plan to the Company's stockholders in connection with the Company's fiscal 1996 Annual Meeting and the description of such proposal is hereby incorporated by reference to the Company's definitive proxy statement relating to the Company's fiscal 1996 Annual Meeting. The Amended and Restated 1994 Option Plan is administered by the Compensation Committee, which consists of the Company's three Outside Directors. Outside Directors means only those directors of the Company or a subsidiary of the Company who are not regular salaried employees of either the Company or a subsidiary as of the date the option is granted. The Compensation Committee has the sole authority to interpret the Amended and Restated 1994 Incentive Stock Option Plan; provided that, (i) the exercise price of each option granted under the 1994 Incentive Stock Option Plan may not be less than the fair market value of the Common Stock on the day of the grant of the option,
(ii) the exercise price must be paid in cash and or stock upon exercise of the option, (iii) no option may be exercisable for more than 10 years after the date of grant, and (iv) no option is transferable other than by will or the laws of descent and distribution. No option is exercisable after an optionee who is an employee of the Company ceases to be employed by the Company or a subsidiary of the Company, subject to the right of the Compensation Committee to extend the exercise period for not more than 90 days following the date of termination of an optionee's employment. An optionee who was a director or advisor may exercise his option at any time within 90 days after such optionee's status as a director or advisor terminates to the extent he was entitled to exercise such option at the date of termination of his status. If an optionee's employment is terminated by reason of disability, the Compensation Committee has the authority to extend the exercise period for not more than one year following the date of termination of the optionee's employment or service as an advisor or director. If an optionee dies and shall hold options not fully exercised, such options may be exercised in whole or in part within one year of the optionee's death by the executors or administrators of the optionee's estate or by the optionee's heirs. The vesting period, if any, specified for each option will be accelerated upon the occurrence of a change of control or threatened change of control of the Company.

As of September 18, 1996, 29,695 options had been issued and remained outstanding under the Amended and Restated 1994 Option Plan which issuance was not subject to further approval by the Company's stockholders. In addition, as of September 18, 1996, 270,000 options had been issued under the Amended and Restated 1994 Option Plan subject to approval by the Company's stockholders. If the Amended and Restated 1994 Option Plan is approved by the Company's stockholders, then 100,305 options will remain available for issuance under the Amended and Restated 1994 Option Plan.

A total of 277,500 options were granted under the Amended and Restated 1994 Option Plan during the fiscal year ended June 30, 1996, of which 270,000 options were granted subject to approval by the Company's stockholders of the Amended and Restated 1994 Option Plan. As of September 18, 1996, none of the shares of Common Stock reserved for issuance under the Amended and Restated 1994 Option Plan had been issued.

The Outside Directors Stock Option Plan

The Outside Directors Stock Option Plan (the "Outside Directors Option Plan") was approved by the Board of Directors and Stockholders of the Company on May 16, 1994. A total of 50,000 shares of Common Stock has been authorized and reserved for issuance under the Outside Directors Option Plan, subject to adjustment to reflect changes in the Company's capitalization in the case of a stock split, stock dividend or similar event. The Outside Directors Option Plan is currently administered by the entire Board of Directors. Until June 14, 1996, the Outside Directors Option Plan was administered by the Stock Option Committee of the Board of Directors which consisted of Michael R. Budagher and Kari A. Young. Following Ms. Young's resignation on June 14, 1996 as Chief Financial Officer, Treasurer, Secretary and a Director of the Company, in accordance with the terms of the Outside Directors Option Plan, the Outside Directors Option Plan began being administered by the entire Board of Directors. Currently, the Board of Directors has the sole authority to interpret the Outside Directors Option Plan to determine the persons to whom options will be granted, to determine the basis upon which the options will be granted and to determine the exercise price, duration and other terms of options to be granted under the Outside Directors Option Plan; provided that,

(i) the exercise price of each option granted under the Plan may not be less than the fair market value of the Common Stock on the day of the grant of the option, (ii) the exercise price must be paid in cash and or stock upon exercise of the option, (iii) no option may be exercisable for more than 10 years after the date of grant, and (iv) no option is transferable other than by will or the laws of descent and distribution. If an optionee's status as an Outside Director is terminated for any reason other than death, the optionee may exercise his option at any time within 90 days after such termination to the extent it was then exercisable. If an optionee dies while an Outside Director and shall not have fully exercised options granted under the Outside Directors Option Plan, such options may be exercised in whole or in part within six months of the optionee's death by the executors or administrators of the optionee's estate or by the optionee's heirs. The vesting period, if any, specified for each option will be accelerated upon the occurrence of a change of control or threatened change of control of the Company.

Options under the Outside Directors Option Plan are granted only to Outside Directors. Outside Directors shall mean only those directors of the Company or a subsidiary of the Company who are not regular salaried employees of either the Company or a subsidiary as of the date the option is granted. As of September 18, 1996, 30,000 options had been issued under the Outside Directors Stock Option Plan and 20,000 options remain available for issuance under the Outside Directors Stock Option Plan. No stock options were granted under the Outside Directors Stock Plan during the fiscal year ended June 30, 1996. As of September 18, 1996, none of the shares of Common Stock reserved for issuance under the Outside Directors Option Plan had been issued.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth as of September 18, 1996, the beneficial ownership of each current director, each nominee for director, each executive officer ("Named Executive Officer") of the Company who received total annual salary and bonus exceeding $100,000 for the last fiscal year, all executive officers and directors as a group, and each stockholder known to management of the Company to own beneficially more than 5% of the outstanding common stock.

NAME AND ADDRESS OF                   AMOUNT AND NATURE OF       PERCENT
BENEFICIAL OWNER                    BENEFICIAL OWNERSHIP(1)    OF CLASS(2)
--------------------------------------------------------------------------------
Michael R. Budagher                        2,370,000(3)           57.91%
12001 Hwy 14 North
Cedar Crest, New Mexico 87001

Bruce P. Budagher                            307,750(4)            7.52%
12001 Hwy 14 North
Cedar Crest, New Mexico 87001

John D. Emery                                 11,500(5)               *
Corporate Development Center, Inc.
1613 University Blvd.
Albuquerque, New Mexico 87102

Terry D. Farmer                               10,000(5)               *
Moses, Dunn, Farmer & Tuthill, P.C.
612 First Street N.W.
Albuquerque, New Mexico 87102

Jon D. Word                                   10,000(5)               *
10526 City Lights Drive, N.E.
Albuquerque, New Mexico 87111

All directors and executive officers as
a group, including those names above
(4 persons)                                2,401,500(6)           58.26%


----------------
 *Less than 1.0%

(1) Unless otherwise noted and subject to community property laws, where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2) Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such person or group.

(3) Consists entirely of shares owned by the Budagher Family Limited Partnership #1 (the "Budagher Family Partnership") of which Michael R. Budagher is the sole general partner. As the sole general partner of the Budagher Family Partnership, Michael R. Budagher has sole voting and investment power with respect to these shares.

(4) Includes 7,500 shares subject to options exercisable within 60 days.

(5) Includes 10,000 shares subject to options exercisable within 60 days

(6) Includes 30,000 shares subject to options exercisable within 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Michael R. Budagher owns 52% of SASR. In 1990, SASR acquired approximately 200 microwave towers and related land from Western Union for future sale. SASR has sold approximately 95% of these towers. The Company did not transact any business with SASR during fiscal 1996. However, in fiscal 1994 and 1995, the Company received $13,974 and $1,200, respectively, for services provided to SASR and, for these respective fiscal years, provided management services to SASR in exchange for the use of the certain equipment in the amount of $25,700 and NONE. The relationship with SASR is expected to be negligible in the future.

At September 1, 1996, Michael R. Budagher owned 50% of SCC. SCC provides lead abatement services and finishes or refinishes metal structures, principally water towers. During the years ended June 30, 1994, 1995 and 1996, the Company had paid $17,449, $170,260 and $401,587, respectively, for services provided by SCC to the Company. This relationship is expected to continue in the indefinite future.

At September 1, 1996, Bruce P. Budagher, vice president of Specialty Constructors and the brother of Michael R. Budagher, and Sheril E. Budagher, the spouse of Michael R. Budagher, owned all of the outstanding stock of SMI. Prior to August, 1996, Kari A. Young, who resigned in June, 1996 as Chief Financial Officer, Secretary, Assistant Treasurer and a Director of the Company, owned 1/3 of the outstanding stock of SMI. Ms. Young's SMI stock was repurchased by SMI as of August, 1996. SMI manufactures devices that ground electric transmission lines. The Company buys these devices from SMI for use in connection with certain of the Company's wireless infrastructure building operations. During the 1994, 1995 and 1996 fiscal years, the Company purchased $6,403, $12,065 and $13,285, respectively, of SMI products. This relationship is expected to continue in the indefinite future.

The Company has utilized contract labor from Budagher's Nursery, Inc., a company wholly owned by William J. Budagher, a brother of Michael R. Budagher and Bruce
P. Budagher. The Company paid $192,493, $126,884 and $92,391 for contract labor services provided by Budagher's Nursery, Inc. for the years ended June 30, 1994, 1995 and 1996, respectively.

The Company leases its office building from Michael R. Budagher and the spouse of Michael R. Budagher. The building has 6,400 square feet for which the Company leases 5,400 square feet and pays $16,800 annually for the space. Management of the Company believes that the rent for the space is at least as favorable as could have been negotiated in an arms length transaction. See "ITEM 2. DESCRIPTION OF PROPERTY." The Company also leases a vehicle from Bruce
P. Budagher.

There are numerous conflicts of interest between the Company and its affiliates, particularly between the Company and entities that are affiliated with individuals having executive responsibility for the Company. Typically, these include the possibility of channeling business to entities other than the Company that is more appropriately business of the Company, the Company paying excessive prices to affiliated entities, or the Company subsidizing the affiliated entity by charging less than market rates.

Management of the Company believes that entities presently owned by affiliates of the Company operate in businesses that are clearly distinct from those of the Company. SCC operations are primarily involved in specialized coatings and lead abatement of elevated water structures. Its activities require skills that are different from those required by the Company and includes a high level of environmental risk. To date, the Board of Directors did not want the Company to be involved with environmental concerns surrounding lead abatement.

The Company has extensive experience in costing the services it provides, and management believes that its costing to affiliated entities is consistent with its general costing. Similarly, products or services received by the Company from affiliated entities have been at substantially the same rates charged other enterprises. The Company has compared these rates prior to engagement with independent quotes or with rates charged by other entities. None of the agreements or arrangements with affiliates are subject to adjustment.

While there has been no independent determination as to the fairness of the Company's transactions with affiliated entities, the Company's Board of Directors has reviewed these transactions and has found the terms of these transactions to be fair and reasonable to the Company. Management believes that the transactions with affiliated entities that occurred in the past have been fair and reasonable to the Company and that practical measures have been taken to assure that any such transactions in the future will be fair and reasonable to the Company. Nonetheless, almost all transactions between the Company and affiliated entities have been with entities that are controlled by Michael R. Budagher. Michael R. Budagher controls the Company. As a result of this control, Michael R. Budagher has the legal power to elect directors and thus elect those that set the Company's policies, including policies involving related party transactions, that is, should Michael R. Budagher determine to have a different policy regarding transactions with affiliates, he has the power to elect directors that would implement that new policy. Michael R. Budagher has no intent to have any transaction with an affiliated entity that is not fair and reasonable to the Company, now or in the future.

Each of Michael R. Budagher and Bruce P. Budagher have represented to the Company that, notwithstanding his equity or other interest in the businesses other than the Company described herein, he intends to devote substantially all of his efforts during regular business hours to the business of the Company.

During the 1996 fiscal year, the Company engaged in transactions with the law firm with which Mr. Farmer is associated. During the fiscal year ended June 30, 1996, the Company paid $32,665 to the law firm of Moses, Dunn, Farmer and Tuthill, P.C. Mr. Farmer is a stockholder, officer and director of that firm.

ITEM 13.   EXHIBITS, LISTS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     3.1  Articles of Incorporation of the Company incorporated by reference to
          Exhibit 3.1 to Registration Statement No. 33-79998-D (the "Registration Statement").

        3.2 By-Laws of the Company incorporated by reference to Exhibit 3.2 of the Registration Statement.

        4.1 Specimen Common Stock Certificate, par value $.01 of the Company incorporated by reference to Exhibit 3.2 to Registration Statement.

       10.1 Lease Agrement dated January 1. 1992, by and among the Company and Michael R. Budgaher and Sheril E. Budagher incorporated by reference to Exhibit 10.1 to the Registration Statement.

       10.2 Revolving line of Credit between the Company and First State Bank of Albuquerque incorporated by reference to Exhibit 10.2 to the Registration Statement.

       10.3 Form of Warrant Agreement among the Company, American Stock Transfer and Trust Company and Thomas James & Associates, Inc.incorporated by reference to Exhibit 10.2 to the Registration Statement.

       10.4  Amended and Restated 1994 Option Plan of the Company.

       10.5  Outside Directors Stock Option Plan incorporated by reference to
             Exhibit 10.5 to the Registration Statement.

       10.6 Form of Financial Consulting Agreement between the Company and Thomas James & Asociates, Inc. incorporated by reference to Exhibit
             10.6 to the Registration Statement.

       21.1  Subsidiaries of the Company

       27    Financial Data Schedule

     (b) Reports on Form 8-K

           None.

                              SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 30, 1996
                                  SPECIALTY TELECONSTRUCTORS, INC.



                                  By:    /s/MICHAEL R. BUDAGHER
                                      ------------------------------
                                        Michael R. Budagher, Chairman of the
                                        Board, President, Chief Executive
                                        Officer and Treasurer



                                  By:    /s/DENNIS K. HARTNETT
                                      ------------------------------
                                        Dennis K. Hartnett, Chief Accounting
                                        Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                 By:/s/ MICHAEL R. BUDAGHER     Date: September 30, 1996
                   --------------------------
                     Michael R. Budagher
                     Director


                 By:/s/ JOHN D. EMERY           Date: September 30, 1996
                   --------------------------
                     John D. Emery
                     Director


                 By:/s/ TERRY D. FARMER         Date: September 30, 1996
                   --------------------------
                     Terry D. Farmer
                     Director


                 By:/s/ JON D. WORD             Date: September 30, 1996
                   --------------------------
                     Jon D. Word
                     Director

                                  APPENDIX F
                                  ----------



                       SPECIALTY TELECONSTRUCTORS, INC.
                               AND SUBSIDIARIES

                       Consolidated Financial Statements

                            June 30, 1996 and 1995

                  (With Independent Auditors' Report Thereon)

KPMG Peat Marwick LLP
6565 Americas Parkway NE, #700
Albuquerque, New Mexico 87190


                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


The Board of Directors
Specialty Teleconstructors, Inc.:


We have audited the accompanying consolidated balance sheets of Specialty Teleconstructors, Inc. and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Specialty Teleconstructors, Inc. and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                           KPMG Peat Marwick LLP



Albuquerque, New Mexico
August 23, 1996

                       SPECIALTY TELECONSTRUCTORS, INC.
                               AND SUBSIDIARIES

                          Consolidated Balance Sheets

                            June 30, 1996 and 1995



                             Assets                                    1996         1995
                             ------                                    ----         ----

Current assets:
   Cash and cash equivalents                                        $ 2,863,469   4,086,506
   Contracts receivable, net                                          6,443,054   2,550,910
   Income tax receivable                                                     -      208,121
   Costs and estimated earnings in excess of billings on
    uncompleted contracts (note 2)                                    1,063,439     178,600
   Other                                                                113,781          -
                                                                    -----------   ---------
                   Total current assets                              10,483,743   7,024,137

Property and equipment, net (notes 3 and 5)                           2,157,499     800,465

Other assets, net                                                       153,718     180,783
                                                                    -----------   ---------

                                                                    $12,794,960   8,005,385
                                                                    ===========   =========
            Liabilities and Stockholders' Equity
            ------------------------------------

Current liabilities:
   Trade accounts payable                                           $ 2,154,573     236,238
   Short-term notes payable (note 5)                                  1,900,000     600,000
   Billings in excess of costs and estimated earnings on
    uncompleted contracts (note 2)                                      236,464     249,000
   Accrued expenses                                                     756,125     223,956
   Current installments of notes payable to banks (note 5)               60,792      61,674
   Current income taxes (note 7)                                        467,725          -
   Deferred income taxes (note 7)                                       186,611     217,830
                                                                    -----------   ---------
                   Total current liabilities                          5,762,290   1,588,698

Deferred income taxes (note 7)                                          381,414     568,024

Notes payable to banks, excluding current installments (note 5)         123,485     125,247
                                                                    -----------   ---------
                   Total liabilities                                  6,267,189   2,281,969
                                                                    -----------   ---------

Stockholders' equity:
   Common stock, $.01 par value.  Authorized 7,500,000 shares;
    issued 4,092,308 shares in 1996 and 1995 (notes 6 and 11)            40,923      40,923
   Additional paid-in capital                                         4,166,359   4,166,359
   Retained earnings                                                  2,320,489   1,516,134
                                                                    -----------   ---------
                   Total stockholders' equity                         6,527,771   5,723,416

Commitments and contingency (note 4)
                                                                    -----------   ---------

                                                                    $12,794,960   8,005,385
                                                                    ===========   =========

See accompanying notes to consolidated financial statements.

                       SPECIALTY TELECONSTRUCTORS, INC.
                               AND SUBSIDIARIES

                      Consolidated Statements of Earnings

                      Years ended June 30, 1996 and 1995



                                                        1996        1995
                                                        ----        ----

Contract revenues earned (note 8)                   $16,758,629   8,414,590

Cost of revenues earned (notes 2 and 10)             13,986,351   6,989,788
                                                    -----------   ---------
              Gross profit                            2,772,278   1,424,802

Selling, general and administrative expenses          1,700,854   1,050,666
                                                    -----------   ---------
              Earnings from operations                1,071,424     374,136
                                                    -----------   ---------

Other income (deductions):
  Gain (loss) on sale of equipment                       (5,112)     13,392
  Interest income                                       219,126     169,530
  Interest expense                                      (26,618)    (11,384)
  Other, net                                             17,933       2,963
                                                    -----------   ---------
                                                        205,329     174,501
                                                    -----------   ---------
              Earnings before income taxes            1,276,753     548,637

Income taxes (note 7)                                   472,398     208,482
                                                    -----------   ---------

              Net earnings                          $   804,355     340,155
                                                    ===========   =========

Earnings per common and common equivalent share     $       .20         .09
                                                    ===========   =========


See accompanying notes to consolidated financial statements.

                       SPECIALTY TELECONSTRUCTORS, INC.
                               AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                      Years ended June 30, 1996 and 1995




                                      Common stock      Additional
                                   -------------------   paid-in     Retained
                                    Shares     Amount    capital     earnings     Total
                                   ---------  --------  ----------  ----------  ---------

Balance at June 30, 1994           3,000,000   $30,000         -    1,187,052   1,217,052

Issuance of common stock and
 warrants to acquire common
 stock                             1,000,000    10,000   4,091,472         -    4,101,472
Adjustment for Specialty
 Combined Resources, Inc.
 pooling of interests (note 11)       92,308       923      24,000    (11,073)     13,850
Noncash compensation                      -         -       50,887         -       50,887
Net earnings                              -         -           -     340,155     340,155
                                   ---------   -------   ---------  ---------   ---------
Balance at June 30, 1995           4,092,308    40,923   4,166,359  1,516,134   5,723,416

Net earnings                              -         -           -     804,355     804,355
                                   ---------   -------   ---------  ---------   ---------

Balance at June 30, 1996           4,092,308   $40,923   4,166,359  2,320,489   6,527,771
                                   =========   =======   =========  =========   =========


See accompanying notes to consolidated financial statements.

                       SPECIALTY TELECONSTRUCTORS, INC.
                               AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                      Years ended June 30, 1996 and 1995


                                                                     1996         1995
                                                                 ------------  -----------

Cash flows from operating activities:
 Net earnings                                                    $   804,355      340,155
 Adjustments to reconcile net earnings to net cash
  used in operating activities:
     Depreciation of property and equipment                          325,190      142,883
     Amortization of goodwill                                         94,418       15,112
     Loss (gain) on sale of equipment                                  5,112      (13,392)
     Changes in certain assets and liabilities:
       Contracts receivable                                       (3,892,144)  (1,204,185)
       Income tax receivable                                         208,121     (178,136)
       Costs and estimated earnings in excess of billings on
        uncompleted contracts                                       (884,839)      17,000
       Other assets                                                 (181,134)    (195,895)
       Trade accounts payable                                      1,918,335      189,331
       Billings in excess of costs and estimated earnings on
        uncompleted contracts                                        (12,536)     232,200
       Accrued expenses                                              532,169       61,177
       Current income taxes                                          467,725       (9,800)
       Deferred income taxes                                        (217,829)     238,818
                                                                 -----------   ----------
                Net cash used in operating activities               (833,057)    (364,732)
                                                                 -----------   ----------

Cash flows from investing activities:
 Proceeds from sales of property and equipment                            -        16,951
 Purchases of property and equipment                              (1,687,336)    (354,943)
                                                                 -----------   ----------
                Net cash used in investing activities             (1,687,336)    (337,992)
                                                                 -----------   ----------

Cash flows from financing activities:
 Line of credit with bank, net                                     1,300,000      600,000
 Borrowings from notes payable to bank                                88,979           -
 Principal payments on notes payable to banks                        (91,623)     (50,080)
 Proceeds from sale of common stock and warrants to acquire
  common stock                                                            -     5,062,500
 Payment of registration costs associated with initial public
  offering of common stock                                                -      (844,166)
                                                                 -----------   ----------
                Net cash provided by financing activities          1,297,356    4,768,254
                                                                 -----------   ----------
                Net increase (decrease) in cash and
                    cash equivalents                              (1,223,037)   4,065,530

Cash and cash equivalents at beginning of year                     4,086,506       20,976
                                                                 -----------   ----------

Cash and cash equivalents at end of year                         $ 2,863,469    4,086,506
                                                                 ===========    =========


                                                                     (Continued)

                       SPECIALTY TELECONSTRUCTORS, INC.
                               AND SUBSIDIARIES

               Consolidated Statements of Cash Flows, Continued



                                                                 1996       1995
                                                               ---------  ---------
Supplemental disclosure of cash flow information:
   Interest paid                                               $  26,618     11,384
                                                               =========   ========

   Taxes paid                                                  $      -     188,815
                                                               =========   ========

   Noncash transactions - acquisition of vehicles in
     exchange for debt                                         $      -     117,000
                                                               =========   ========


See accompanying notes to consolidated financial statements.

                       SPECIALTY TELECONSTRUCTORS, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 1996 AND 1995


(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a)  Description of Business
          -----------------------

          Specialty Teleconstructors, Inc. and its wholly owned subsidiaries
            (the Company) are located in Cedar Crest, New Mexico. The Company designs, builds, installs, modifies and maintains (collectively, "wireless infrastructure building and implementation services") wireless communications transmitting and receiving facilities primarily for providers of wireless communications services. In addition, the Company (i) provides electrical design, engineering, and testing services (collectively, "wireless infrastructure design and engineering services") and site acquisition and evaluation services ("site acquisition services") in connection with the installation and relocation of wireless communications facilities. The Company also manufactures and sells unmanned communications shelters designed to be located adjacent to wireless transmitting and receiving facilities to house electrical equipment associated with such facilities. The Company's customers are located throughout the country.

     (b)  Principles of Consolidation
          ---------------------------

          The consolidated financial statements include the financial statements of Specialty Teleconstructors, Inc. and its wholly owned subsidiaries, Specialty Constructors, Inc., Specialty Acquisitions, Inc., Specialty Management, Inc., Specialty Combined Resources, Inc. and Specialty Fortress, Inc. The Company operates under the name of Specialty Constructors. All significant intercompany balances and transactions have been eliminated in consolidation.

     (c)  Contract Revenue and Cost Recognition
          -------------------------------------

          Revenues from fixed-price construction contracts are recognized on the percentage-of-completion method. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

          "Costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed. "Billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized.

     (d)  Statements of Cash Flows
          ------------------------

          For purposes of statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

                       SPECIALTY TELECONSTRUCTORS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     (e)  Property and Equipment
          ----------------------

          Property and equipment are stated at cost. Depreciation on property and equipment is provided on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 10 years.

     (f)  Uses of Estimates
          -----------------

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (g)  Goodwill
          --------

          The excess of purchase price over the value of net assets acquired is included in other assets and is amortized on a straight-line basis over the estimated benefit period from 2 to 5 years.

          The Company periodically evaluates potential impairment of goodwill, based on the intangible asset which gave rise to the goodwill and the recoverability period involved. Any impairments would be recognized in operating results in the period in which a permanent impairment occurs.

     (h)  Income Taxes
          ------------

          The Company uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (i)  Earnings Per Common Share
          -------------------------

          Earnings per common and common equivalent share are computed by dividing net income applicable to common stock by the total of the weighted average number of common shares outstanding and the additional dilutive effect of stock options during the period. The dilutive effect of outstanding stock options is computed using the greater of the closing price or the average market price of the Company's common stock for the period.

                                                                     (Continued)

                       SPECIALTY TELECONSTRUCTORS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


          The number of shares used in the earnings per share computation at June 30, 1996 and 1995 are as follows:

                                                       1996        1995
                                                    -----------  ---------
               Weighted average common shares
                  outstanding                        $4,092,308  3,747,103
               Weighted average common share
                  equivalents                            12,028      3,703
                                                     ----------  ---------

                                                     $4,104,336  3,750,806
                                                     ==========  =========

     (j)  Financial Instruments
          ---------------------

          Statement of Financial Accounting Standards No. 107, Disclosures about
          ---------------------------------------------------
            Fair Values of Financial Instruments, requires the fair value of financial instruments be disclosed. The Company's financial instruments are accounts receivable, accounts payable, and long-term variable rate debt. The carrying amounts of accounts receivable, accounts payable, and long-term variable rate debt, because of their nature, approximate fair value.

(2)  Costs and Estimated Earnings on Uncompleted Contracts
     -----------------------------------------------------

                                                           1996         1995
                                                       ------------  -----------
        Costs incurred on uncompleted contracts        $ 3,837,204    2,334,759
        Estimated earnings                               2,090,890    1,032,736
        Less billings to date                           (5,101,119)  (3,437,895)

                                                       $   826,975      (70,400)
                                                       -----------   ----------

        Included in the accompanying balance sheet:
          Costs and estimated earnings in excess
            of billings on uncompleted contracts       $ 1,063,439      178,600
          Billings in excess of costs and estimated
            earnings on uncompleted contracts             (236,464)    (249,000)
                                                       -----------   ----------
                                                       $   826,975      (70,400)
                                                       ===========   ==========

                                                                     (Continued)

                       SPECIALTY TELECONSTRUCTORS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(3)  Property and Equipment
     ----------------------

     Property and equipment consists of the following at June 30:

                                               1996         1995
                                           ------------  ----------

          Vehicles                          $1,737,789     774,787
          Furniture and fixtures               613,383     302,969
          Equipment                            579,540     207,446
          Leasehold improvements                36,347      17,863
                                            ----------   ---------
                                             2,967,059   1,303,065
          Less accumulated depreciation       (809,560)   (502,600)
                                            ----------   ---------

                                            $2,157,499     800,465
                                            ==========   =========

     Depreciation expense on property, plant and equipment in 1996 and 1995 was $325,190 and $142,883, respectively.

(4)  Lease Obligations
     -----------------

     The Company leases its main office building from a shareholder and a vehicle from an employee of the Company, who is also the shareholder's brother (see note 10). The Company also leases office space for regional offices located in Illinois, California, Ohio and Florida from unrelated parties. These leases are operating leases that expire over the next four years. The main office building lease contains a renewal option for five years and requires the Company to pay all executor costs such as maintenance and insurance. Rental expense for operating leases was $116,343 and $30,492 for the years ending June 30, 1996 and 1995, respectively.

     Future minimum lease payments under noncancelable operating leases (see note 10) at June 30, 1996 are:

          Year ending June 30
          -------------------
                1997                                              $63,592
                1998                                               25,954
                                                                  -------

                      Total minimum lease payments                $89,546
                                                                  =======

                                                                     (Continued)

                       SPECIALTY TELECONSTRUCTORS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(5)  Notes Payable to Banks
     ----------------------

     Notes payable to banks consist of the following at June 30:

                                                                        1996       1995
                                                                     -----------  -------
       Short-term notes payable  - $2,000,000 line of credit
          with bank, interest due monthly at prime rate (8.25% at
          June 30, 1996), balance due May 1997; secured by
          accounts receivable of a subsidiary                         $1,900,000  600,000
                                                                      ==========  =======

       Long-term notes payable:
          9.0% note payable in monthly installments of $292,
            including interest, with the balance due May
            1997; secured by a vehicle                                $    5,904    8,720
          8.0% note payable in monthly installments of $367,
            including interest, with the balance due September
            1998; secured by a vehicle                                     8,618   12,437
          8.0% note payable in monthly installments of $773,
            including interest, with the balance due January
            1999; secured by a vehicle                                    20,707   28,543
          8.2% note payable in monthly installments of $409,
            including interest, with the balance due September
            1999; secured by a vehicle                                    13,224   16,803
          8.0% note payable in monthly installments of $773,
            including interest, with the balance due June
            1999; secured by a vehicle                                    12,153   15,610
          8.5% note payable in monthly installments of $1,600,
            including interest, with the balance due June 2000;
            secured by vehicles                                           51,277   76,942
          8.5% note payable in monthly installments of $1,309,
            including interest, with the balance due August 2000;
            secured by vehicles                                           54,163     -
          8.0% note payable in monthly installments of $2,790,
            including interest, with the balance due June 1996;
            secured by vehicles                                             -      27,866
          Other                                                           18,231     -
                                                                      ----------  -------
                    Total long-term notes payable                        184,277  186,921
          Less current installments                                       60,792   61,674
                                                                      ----------  -------
                    Notes payable to banks, excluding
                       current installments                           $  123,485  125,247
                                                                      ==========  =======

                                                                     (Continued)

                       SPECIALTY TELECONSTRUCTORS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



     Subsequent to year end, the Company entered into a new note agreement with a bank for $586,466 to finance vehicles purchased for cash in fiscal 1996. The new note requires monthly payments of $12,068 with the balance due July 1999, has a stated interest rate of 8.5 percent and is secured by vehicles.

     The aggregate maturities of notes payable to banks for each of the next five years, including the July 1996 note payable to bank, are as follows:

          Year ending June 30
          -------------------

                1997                       $150,998
                1998                        166,687
                1999                        162,152
                2000                        289,266
                2001                          1,640
                                           --------

                       Total               $770,743
                                           ========

     The Company's borrowings available under the $2,000,000 secured line of credit with bank are limited to seventy-five (75) percent of the accounts receivable balances of one of their wholly owned subsidiaries, which are less than ninety (90) days delinquent (approximately $5,265,000 at June 30, 1996).

(6)  Stockholders' Equity
     --------------------

     In November 1994, the Company completed an initial public offering of 1,000,000 shares of common stock and warrants to acquire 500,000 shares of common stock. Proceeds from the offering, net of commissions and other related expenses, totaled approximately $4.1 million. The Company intends to utilize substantially all of the net proceeds of the initial public offering for the purpose of acquisitions, joint ventures, and other similar business opportunities. The Company is restricted from using the proceeds for payment to, or acquisition of, any affiliated entity.

     Warrants issued in connection with the public offering are exercisable for $6.00 per share and expire November 1999. As of June 30, 1996, none of the warrants outstanding have been exercised.

     In connection with the public offering, the Company issued warrants to the underwriters to purchase 50,000 units, each unit consisting of two shares of common stock and one warrant to acquire a share of common stock. The exercise price is 120 percent of the initial public offering price of $10.125 per unit, or $12.15 per unit. The underwriters' warrants are exercisable through November 1999. As of June 30, 1996, none of the warrants have been exercised.

                                                                     (Continued)

                       SPECIALTY TELECONSTRUCTORS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     The Company's Board of Directors resolved and the shareholders approved an Incentive Stock Option Plan. The plan authorized 400,000 shares to be awarded to officers and key employees of the Company. The plan may be terminated at any time by the Board of Directors, subject to approval by the shareholders of the Company. The Company has granted 310,145 options to acquire shares of common stock under the terms of the plan. The exercise price of the options range from $3.0625 to $4.5625 per share, market value at date of grant. The options expire ten years from the date of grant or upon termination of employment. As of June 30, 1996, 13,365 options granted have expired under the terms of the plan, 40,145 options are exercisable under the plan, and none of the options granted have been exercised.

     The Company's Board of Directors resolved and the shareholders approved an Outside Directors' Stock Option Plan. The plan authorized 50,000 shares to be awarded to nonemployee directors of the Company. The plan will terminate in May 2004. The Company has granted 30,000 options to acquire shares of common stock under the terms of the plan. The exercise price for the options is $3.0625 per share, market value at date of grant. The directors are limited in the amount of options they can exercise at any given time to no more than one-third each year over the next three years. The options expire in May 2004. As of June 30, 1996, none of the options granted have been exercised.

     The Company has reserved 150,000 shares of common stock for issuance pursuant to the Company's stock option plans.

(7)  Income Taxes
     ------------

     Income tax expense consists of:

                                     Current    Deferred    Total
                                    ----------  ---------  -------

       Year ended June 30, 1996:
          U.S. federal               $634,264   (200,168)  434,096
          State and local              55,963    (17,661)   38,302
                                     --------   --------   -------

              Total                  $690,227   (217,829)  472,398
                                     ========   ========   =======

       Year ended June 30, 1995:
          U.S. federal               $(24,317)   206,978   182,661
          State and local              (6,019)    31,840    25,821
                                     --------   --------   -------

              Total                  $(30,336)   238,818   208,482
                                     ========   ========   =======


                                                                     (Continued)

                       SPECIALTY TELECONSTRUCTORS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income from continuing operations as a result of the following factors:


                                                              1996      1995
                                                            ---------  -------

          Computed "expected" tax                            $434,096  186,537
          State income taxes, net of federal tax benefit       28,159   17,371
          Other                                                10,143    4,574
                                                             --------  -------

                    Total                                    $472,398  208,482
                                                             ========  =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1996 and 1995 are primarily a result of the Company being a cash basis taxpayer and are presented below.


                                                          1996          1995
                                                      -----------     ---------

  Adjustment for conversion from cash basis to
    accrual basis tax reporting                         $(583,634)    (808,882)
  Tax credit carryforward                                    -          18,182
  Amortization of goodwill for financial reporting
    purposes in excess of tax amounts                      15,609        4,846
                                                        ---------     --------
     Total deferred income tax liability                $(568,025)    (785,854)
                                                        =========     ========

     Current deferred income tax liability              $(186,611)    (217,830)
                                                        =========     ========
     Long-term deferred income tax
      liability                                         $(381,414)    (568,024)
                                                        =========     ========

(8)  Major Customers
     ---------------

    Customers comprising 10 percent or greater of the Company's contract revenues earned are summarized as follows:

                                                        1996       1995
                                                     ---------   --------
   Bell Atlantic Mobile                                   -         22%
   Cellular One                                          10%        10%
   Nextel Communications, Inc./Motorola, Inc.             -         11%
   PCS Prime Co.                                         18%         -
   Sprint Cellular Company                               16%        15%
   All others                                            56%        42%
                                                        ---        ---
                                                        100%       100%
                                                        ===        ===

     The Company generally does not require collateral from its customers.

                                                                     (Continued)

                       SPECIALTY TELECONSTRUCTORS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(9)  Profit-sharing Plan
     -------------------

     The Company has a defined contribution plan covering substantially all of its employees. Contributions are discretionary based on the operating results of the Company. Contributions to the plan were none and $74,900 for the years ended June 30, 1996 and 1995, respectively.

(10) Related Party Transactions
     --------------------------

     (a)  Leases
          ------

          The Company leases its main office building from Michael R. Budagher
            (a shareholder) and a vehicle from an employee of the Company (a shareholder), who is also Michael R. Budagher's brother (see note
            4).

   (b)  Budagher's Nursery, Inc.
        ------------------------

        The Company uses contract labor provided by Budagher's Nursery, Inc., a corporation which is wholly owned by Michael R. Budagher's brother. The Company incurred $92,391 and $126,884 for contract labor services provided by Budagher's Nursery, Inc. during the years ended June 30, 1996 and 1995, respectively.

   (c) Specialty Constructors Coatings, Inc.
       -------------------------------------

       The Company uses contract labor services provided by Specialty
          Constructors Coatings, Inc. (SCC). SCC is a corporation which is 50 percent owned by Michael R. Budagher. The Company incurred $401,587 and $170,260 for contract labor services provided by SCC during the years ended June 30, 1996 and 1995, respectively.

   (d)  Specialty Manufacturing, Inc.
        -----------------------------

        The Company purchases equipment from Specialty Manufacturing, Inc.
          (SM) which is used in certain construction projects. SM is owned 34 percent by Michael R. Budagher's spouse, 33 percent by Michael R. Budagher's brother and 33 percent by an employee of the Company. The Company purchases from SM totaled $13,285 and $12,065 during the years ended June 30, 1996 and 1995, respectively.


                                                                     (Continued)

                       SPECIALTY TELECONSTRUCTORS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(11)  Acquisitions
      ------------

     On April 7, 1995, a wholly owned subsidiary of Specialty Teleconstructors,
       Inc. purchased the equipment, inventory, furniture, fixtures, customer lists and personal property of Vidano Corporation (Vidano) for periodic cash payments estimated to total $315,660. Vidano, located in Joliet, Illinois, builds and maintains wireless communication transmitting and receiving facilities. The future periodic payments are subject to reduction if employees of Vidano leave employment of the company during the eighteen-month period following the acquisition. The transaction was accounted for as a purchase. Goodwill recorded from the purchase was approximately $121,000 which will be amortized on a straight-line basis over the estimated benefit period which management believes to be two years. The Company's consolidated results of operations include the operations of Vidano since the acquisition date.

     On July 1, 1995, Specialty Teleconstructors, Inc. issued 92,308 shares of restricted common stock of Specialty Teleconstructors, Inc. at a price of $2.75 per share, determined by the closing price on or about July 1, 1995, in exchange for all of the outstanding shares of Specialty Combined Resources, Inc. (Specialty Combined). The source of the shares for the transaction are unissued shares of the Company. Specialty Combined, located in Laguna Hills, California, provides engineering, design and coordination services of power, lighting and control systems for communications, health care, petrochem, institutional and commercial customers. The Company also entered into a consulting and noncompete agreement with the former principal of Specialty Combined for a period of thirty-six (36) months from the date of the acquisition for $75,000. Additionally, the Company entered into an employment agreement with the former principal of Specialty Combined to provide services to the Company for a period of thirty-six (36) months from the date of the acquisition. The transaction was accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated to include the operations of Specialty Combined for all periods presented.