Form 10QSB
period 1996-09-30
SPECIALTY TELECONSTRUCTORS INC
filed 1996-11-14
CIK 925269

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

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

Yes /X/  No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,092,308 on November 13, 1996

The Index to Exhibits appears on page 7

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                          SPECIALTY TELECONSTRUCTORS, INC.

                                      INDEX
                                      -----

                                                                                            Page
PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

         Consolidated Balance Sheets at September 30, 1996 and September 30, 1995             3
         (unaudited)

         Consolidated Statements of Earnings for the three-month periods ended
         September 30, 1996 and September 30, 1995
         (unaudited)                                                                          4

         Consolidated Statements of Cash Flows for the three-month periods ended
         September 30, 1996 and September 30, 1995
         (unaudited)                                                                          5

         Consolidated Statements of Changes in Stockholders' Equity
         for the three-month periods ended September 30, 1996
         and September 30, 1995 (unaudited)                                                   6

         Notes to the Consolidated Financial Statements as of

         September 30, 1996 and September 30, 1995 (unaudited)                                6

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                           6

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS                                                                   7

ITEM 2. - CHANGES IN SECURITIES                                                               7

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES                                                     7

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                 7

ITEM 5. - OTHER INFORMATION                                                                   7

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                                                    7

SIGNATURES                                                                                    7

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                        SPECIALTY TELECONSTRUCTORS, INC.
                          Consolidated Balance Sheets
                           September 30, 1996 and 1995

                                   (Unaudited)

                                                          Assets

                                                                 1996                       1995
                                                                 ----                       ----
Current assets:

   Cash and cash equivalents                                  $ 1,682,585               $ 4,023,237
   Contracts receivable                                         4,971,351                 3,232,179
   Costs and estimated earnings in
      excess of billings on
      uncompleted contracts                                     1,651,999                   477,600
   Other                                                          271,231                      -
                                                              -----------               -----------
        Total current assets                                    8,577,166                 7,733,016

Property and equipment, net
         of accumulated depreciation
         of $970,002 in 1996 and $555,785
         in 1995                                                2,389,169                   925,985

Other assets                                                      176,882                   181,788
                                                              -----------               -----------
                                                              $11,143,217               $ 8,840,789
                                                              ===========               ===========


                   Liabilities and Stockholders' Equity

Current liabilities:
   Short-term notes payable                                   $   933,540               $   600,000

   Current installments of notes
      payable to banks                                             60,792                    61,674
   Trade accounts payable                                       1,506,137                   862,447
   Billings in excess of costs and
      estimated earnings on
      uncompleted contracts                                       170,445                   403,600
   Accrued expenses                                               459,016                   371,769
   Current income taxes                                              -                       17,070
   Deferred income taxes                                          186,611                      -
                                                              -----------               --------
        Total current liabilities                               3,316,541                 2,316,560

Deferred income taxes                                             304,407                   582,055
Notes payable to banks, excluding
      current installments                                        709,284                   171,529
                                                              -----------               -----------
        Total liabilities                                       4,330,232                 3,070,144
                                                              ===========               ===========

Stockholders' equity:
   Common Stock, $0.01 par value.
      Authorized 10,000,000 shares;
      Issued 4,092,308                                             40,923                    40,923
   Additional paid-in-capital                                   4,166,359                 4,166,359
   Retained earnings                                            2,605,703                 1,563,363
                                                              -----------               -----------
        Total stockholders' equity                              6,812,985                 5,770,645
                                                              -----------               -----------

                                                              $11,143,217               $ 8,840,789
                                                              ===========               ===========


The accompanying notes are an integral part of these consolidated financial statements.

PART 1 - FINANCIAL INFORMATION
Item 1. - FINANCIAL STATEMENTS

                       SPECIALTY TELECONSTRUCTORS, INC.
                      Consolidated Statements of Earnings
            For the three months ended September 30, 1996 and 1995
                                  (Unaudited)

                                                                 1996                      1995
                                                                 ----                      ----
Contract revenues
 earned                                                       $ 5,460,778               $ 2,980,466

Cost of revenues
 earned                                                         4,405,345                 2,521,926
                                                              -----------               -----------

   Gross profit                                                 1,055,433                   458,540

Selling, general
 and administrative
 expenses                                                         579,692                   412,948
                                                              -----------               -----------
   Earnings from
    operations                                                    475,741                    45,592
                                                              ===========               ===========

Other income (deductions):
  Interest income                                                  22,776                    59,950
  Interest expense                                                (33,575)                  (19,163)
  Other, net                                                      (   128)                  (11,414)
                                                              ------------              ------------
                                                                  (10,927)                   29,373

   Earnings before
    income taxes                                                  464,814                    74,965

Income taxes                                                      179,600                    27,736
                                                              -----------               -----------
   Net earnings                                               $   285,214               $    47,229
                                                              ===========               ===========

Earnings per common share and common equivalent shares:
  Net earnings                                                $       .07               $       .01
                                                              ===========               ===========
Weighted average common shares
 outstanding                                                    4,104,336                 4,092,114
                                                              ===========               ===========

 The accompanying notes are an integral part of these consolidated financial statements.

PART 1 - FINANCIAL INFORMATION
Item 1. - FINANCIAL STATEMENTS

                        SPECIALTY TELECONSTRUCTORS, INC.
                      Consolidated Statements of Cash Flows
             For the three months ended September 30, 1996 and 1995
                                   (Unaudited)

                                                                 1995                      1996
                                                                 ----                      ----
Cash flows from operating activities:

  Net earnings                                                  285,214                    47,229
Adjustments to reconcile net earnings
 to net cash provided (used)by operating
 activities:
  Depreciation of property                                      163,359                    55,984
   and equipment
  Amortization of goodwill                                       23,739                    21,361
  Gain(loss)on sale of equipment                                   -                       12,000
  Changes in certain assets
    and liabilities:
   Contracts receivable                                       1,471,703                  (681,268)
   Costs and estimated earnings in
    excess of billings on
    uncompleted contracts                                      (588,560)                 (299,000)
   Other assets                                                (204,353)                  192,100
   Trade accounts payable                                      (648,436)                  644,666
   Billings in excess of costs and
    estimated earnings on uncompleted
    contracts                                                   (66,019)                  154,600
   Accrued expenses                                            (297,109)                  122,000
   Current income taxes                                            -                       17,070
   Deferred income taxes                                       (544,732)                 (203,800)
                                                              ----------                ----------
    Net cash provided (used)by
     operating activities                                      (405,194)                   82,942
                                                              ----------                ---------
Cash flows from investing activities:
    Purchases of property
    and equipment                                              (395,029)                 (130,504)
                                                              ----------                ----------
    Net cash used in
       investing activities                                    (395,029)                 (130,504)
                                                              ----------                ----------
Cash flows from financing activities:
   Line of credit with bank, net                               (966,460)                     -
   Borrowings on notes payable to banks                         586,466                      -
   Principal payments on
    notes payable to banks                                         -                      (16,718)
                                                              ----------                ----------
         Net cash used in financing
         activities                                            (380,661)                  (16,718)
                                                              ----------                ----------
         Net decrease in cash and cash
         equivalents                                         (1,180,884)                  (64,280)

Cash and cash equivalents
 at beginning of period                                       2,863,469                 4,087,517
                                                              ---------                 ---------
Cash and cash equivalents
 at end of period                                            $1,682,585                $4,023,237
                                                             ==========                ==========
Supplemental disclosure of cash flow information:
   Interest paid                                             $   36,117                $   19,163
                                                             ==========                ==========
   Taxes paid                                                $  724,332                $     -
                                                             ==========                 =========
   Noncash transactions -
    acquisition of vehicles
    in exchange for debt                                     $     -                   $   63,000
                                                             ==========                ==========

The accompanying notes are an integral part of these consolidated financial statements.

PART I - FINANCIAL INFORMATION
Item 1. - FINANCIAL STATEMENTS

                         SPECIALTY TELECONSTRUCTORS,INC.
                      Consolidated Statements of Changes in
                    Stockholders' Equity For the three months
                        ended September 30, 1995 and 1996
                                   (unaudited)

                                  Common Stock
                                  ------------
                                                      Additional      Retained
                                 Shares     Amount   Paid-in-capital  earnings     Total
                                 ------     ------   ---------------  --------     -----
Balances as of
 June 30, 1995                 4,092,308   $40,923    $4,166,359     $1,516,134  $5,723,416

Net earnings                       -          -            -             47,229      47,229
                               ---------   -------    ----------     ----------  ----------
Balances as of
 September 30, 1995            4,092,308   $40,923    $4,166,359     $1,563,363  $5,770,645
                               =========   =======    ==========     ==========  ==========

Balances as of
 June 30, 1996                 4,092,308   $40,923    $4,166,359     $2,320,489  $6,527,771

Net earnings                       -          -            -         $  285,214  $  285,214
                               ---------   -------    ----------     ----------  ----------
Balances as of
 September 30, 1996            4,092,308   $40,923    $4,166,359     $2,605,703  $6,812,985
                               =========   =======    ==========     ==========  ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                        SPECIALTY TELECONSTRUCTORS, INC.
                   Notes to Consolidated Financial Statements
                           September 30, 1995 and 1996
                                   (Unaudited)

Note 1:  Basis of Presentation

The notes to the consolidated financial statements do not present all disclosures required under generally accepted accounting principles but instead, as permitted by Securities ad Exchange Commission regulations, presume that users of the interim financial statements have read or have access to the June 30, 1996 audited consolidated financial statements and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the results for interim periods. The results of operations for the three-month period ended September 30, 1996 and 1995 respectively, are not necessarily indicative of the results to be expected for the full year.

Note 2:  Acquisition

On November 1, 1996, a wholly-owned subsidiary of Specialty Teleconstructors, Inc., purchased most of the assets of Data Cell Systems, Inc., an Arizona corporation, in exchange for $160,000 in cash and the delivery of 93,400 shares of common stock of the Company. The purchase price of the assets acquired may be increased by an amount not to exceed $200,000 in the aggregate if certain pre-tax earnings targets are achieved by the Company during the three fiscal years immediately following the date of the acquisition and if certain other conditions are met. The transaction will be accounted for by the Company as a purchase.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

For the Three-Month Periods Ended September 30, 1996 and September 30, 1995, Results of Operations

The Company's revenues for the three-month period ended September 30, 1996, increased to $5,460,778 as compared to $2,980,446 for the same three-month period in the prior year, an increase of approximately 83%. Management believes the increase is related to growth in the Company's wireless infrastructure building and implementation services business related primarily to an increase in the installation of facilities related to new PCS systems.

Gross profit for the three-month period ended September 30, 1996 increased to $1,055,433 as compared to $458,540 for the same three-month period in the prior year, an increase of approximately 130%. Gross profit as a percentage of revenue increased from 15% for the three-month period ended September 30, 1995 to 19% for the three-month period ended September 30, 1996.

Selling, General and Administrative Expenses as a percentage of revenues decreased from 14% to 11% for the three-month period ended September 30, 1995 and 1996, respectively. This decrease is a result of operational efficiencies realized with the increase in revenues.

Net earnings for the three-month period ended September 30, 1996 increased to $285,214 compared to $47,229 for the same three-month period in the prior year, an increase of 504%. As a percentage of revenue, net earnings increased to 5% from 2% in the prior year.

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS.

            None.

ITEM 2. - CHANGES IN SECURITIES.

            None.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES.

            None.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            None.

ITEM 5. - OTHER INFORMATION.

            None.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits

                   27   Financial Data Schedule.

            (b) Reports on Form 8-K

                   None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 1996

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