Form 10QSB
period 1996-12-31
SPECIALTY TELECONSTRUCTORS INC
filed 1997-02-03
CIK 925269

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1996

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,195,713 on January 31,
1997

The Index to Exhibits appears on page 9

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SPECIALTY TELECONSTRUCTORS, INC.

                                INDEX
                                -----

                                                                     Page
                                                                     ----
PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

     Consolidated Balance Sheets at December 31, 1996 and
     1995 (unaudited)                                                  3

     Consolidated Statements of Earnings for the three and
     six-month periods ended December 31, 1996 1995 (unaudited)        4

     Consolidated Statements of Cash Flows for the six-month
     periods ended December 31, 1996 and 1995 (unaudited)              5

     Consolidated Statements of Changes in Stockholders' Equity
     for the six-month periods ended December 31, 1996 and
     1995 (unaudited)                                                  6

     Notes to the Consolidated Financial Statements as of
     December 31, 1996 and 1995 (unaudited)                            7

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION    7

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS                                            8

ITEM 2. - CHANGES IN SECURITIES                                        8

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES                              8

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          8

ITEM 5. - OTHER INFORMATION                                            9

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                             9

SIGNATURES                                                            10

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                        SPECIALTY TELECONSTRUCTORS, INC.
                          Consolidated Balance Sheets
                           December 31, 1996 and 1995
                                  (Unaudited)

                                     Assets

                                         1996         1995
                                         ----         ----
Current assets:
   Cash and cash equivalents          $   644,434   $4,045,309
   Contracts receivable                 8,101,699    3,068,837
   Costs and estimated earnings in
      excess of billings on
      uncompleted contracts             1,651,804      456,650
   Other                                  331,820       18,000
                                      -----------   ----------
        Total current assets           10,693,757    7,588,796

Property and equipment, net
of accumulated depreciation
of $1,243,341 in 1996 and
$624,735 in 1995                        2,884,360    1,295,139

Other assets                              383,375      237,593
                                      -----------   ----------
                                      $13,961,492   $9,121,528
                                      ===========   ==========

                Liabilities and Stockholders' Equity

Current liabilities:
   Short-term notes payable           $   923,928   $  600,000
   Current installments of notes
      payable to banks                     60,792       74,384
   Trade accounts payable               3,179,979      574,957
   Billings in excess of costs and
      estimated earnings on
      uncompleted contracts               295,675      241,193
   Accrued expenses                       462,766      517,066
   Current income taxes                      -         119,089
   Deferred income taxes                  186,611         -
                                      -----------   ----------
        Total current liabilities       5,109,751    2,126,689

Deferred income taxes                     232,537      684,747
Notes payable to banks, excluding
      current installments                667,886      177,201
                                      -----------   ----------
        Total liabilities               6,010,174    2,988,637
                                      -----------   ----------

Stockholders' equity:
   Common Stock, $0.01 par value.
      Authorized 10,000,000 shares;
      Issued 4,185,713 shares in
      1996 and 4,092,308 in 1995           41,857       40,923
   Additional paid-in-capital           4,830,935    4,166,359
   Retained earnings                    3,078,526    1,925,609
                                      -----------   ----------

        Total stockholders' equity      7,951,318    6,132,891
                                      -----------   ----------

                                      $13,961,492   $9,121,528
                                      ===========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

PART 1 - FINANCIAL INFORMATION
Item 1. - FINANCIAL STATEMENTS


                        SPECIALTY TELECONSTRUCTORS, INC.
                      Consolidated Statements of Earnings
                                  (Unaudited)

                                 Three Months Ended             Six Months Ended
                                     December 31                   December 31

                                  1996          1995          1996         1995
                                  ----          ----          ----         ----
Contract revenues
 earned                        $9,130,957    $3,507,256   $14,591,735   $6,487,722

Cost of revenues
 earned                         7,550,888     2,605,607    11,956,233    5,127,533
                               ----------    ----------   -----------   ----------
  Gross profit                  1,580,069       901,649     2,635,502    1,360,189

Selling, general
 and administrative
 expenses                         800,578       368,448     1,380,270      781,396
                               ----------    ----------   -----------   ----------
  Earnings from
   Operations                     779,491       533,201     1,255,232      578,793
                               ----------    ----------   -----------   ----------

Other income (deductions):
 Interest income                    7,714        56,840        30,490      116,790
 Interest expense                 (22,168)      (16,849)      (55,743)     (36,012)
 Other, net                           186         1,800            58       (9,614)
                               ----------    ----------   -----------   ----------
                                  (14,268)       41,791       (25,195)      71,164
                               ----------    ----------   -----------   ----------

  Earnings before
   income taxes                   765,223       574,992     1,230,037      649,957

Income taxes                      292,400       212,746       472,000      240,482
                               ----------    ----------   -----------   ----------

  Net earnings                 $  472,823    $  362,246   $   758,037   $  409,475
                               ==========    ==========   ===========   ==========


Earnings per common share and common equivalent shares:

 Net earnings                  $     0.11    $     0.09   $      0.18   $     0.10
                               ==========    ==========   ===========   ==========

Weighted average common
 shares outstanding             4,364,696     4,092,308     4,261,264    4,092,308
                               ==========    ==========   ===========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

PART 1 - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                       SPECIALTY TELECONSTRUCTORS, INC.
                     Consolidated Statements of Cash Flows
              For the six months ended December 31, 1996 and 1995
                                  (Unaudited)

                                                              1996        1995
                                                              ----        ----
Cash flows from operating activities:
  Net earnings                                              758,037      409,475
Adjustments to reconcile net earnings
 to net cash provided (used)by operating
 activities:
  Depreciation of property                                  436,698      124,934
   and equipment
  Amortization of goodwill                                   63,729       23,442
  Gain(loss)on sale of equipment                                -         12,000
  Changes in certain assets
    and liabilities:
   Contracts receivable                                  (1,458,645)    (609,397)
   Costs and estimated earnings in
    excess of billings on
    uncompleted contracts                                  (552,365)    (278,050)
   Other assets                                            (152,915)     124,252
   Trade accounts payable                                 1,025,406      371,952
   Billings in excess of costs and
    estimated earnings on uncompleted
    contracts                                                59,211       (7,807)
   Accrued expenses                                        (293,359)     241,993
   Current income taxes                                    (467,725)     119,089
   Deferred income taxes                                   (148,877)    (101,108)
                                                        -----------   ----------
    Net cash provided (used)by
     operating activities                                  (730,805)     430,755
                                                        -----------   ----------
Cash flows from investing activities:
    Purchases of property
    and equipment                                          (896,559)    (427,392)
                                                        -----------   ----------
    Cash expended in acquisition
    of Data Cell Systems, Inc.                             (160,000)        -
    Other, net                                                 -           1,500
                                                        -----------   ----------
    Net cash used in
       investing activities                              (1,056,559)    (425,892)
                                                        -----------   ----------
Cash flows from financing activities:
   Line of credit with bank, net                           (976,072)        -
   Borrowings on notes payable to banks                     586,466         -
   Principal payments on
    notes payable to banks                                  (42,065)     (46,791)
                                                        -----------   ----------
      Net cash used in financing
      activities                                           (431,671)     (46,791)
                                                        -----------   ----------
      Net decrease in cash and cash
      equivalents                                        (2,219,035)     (41,908)

Cash and cash equivalents
 at beginning of period                                   2,863,469    4,087,217
                                                        -----------   ----------
Cash and cash equivalents
 at end of period                                       $   644,434   $4,045,309
                                                        ===========   ==========
Supplemental disclosure
 of cash flow information:
   Interest paid                                        $    55,743   $   36,012
                                                        ===========   ==========
   Taxes paid                                           $ 1,088,602   $    9,060
                                                        ===========   ==========

   Noncash transactions -
   acquisition of vehicles
    in exchange for debt                                $      -      $  241,455
                                                        ===========   ==========

                    (Continued)

PART 1 - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                        SPECIALTY TELECONSTRUCTORS, INC.
                     Consolidated Statements of Cash Flows
              For the six months ended December 31, 1996 and 1995
                                  (Unaudited)

                                  (Continued)

                                               1996            1995
                                               ----            ----
   Data Cell Systems, Inc. Acquisition
     Consisting of :
     Accounts receivable                       200,000           -
     Property and equipment                    267,000           -
     Other current assets                      100,000           -
     Goodwill                                  258,510           -
                                               -------        -------
                                               825,510           -
                                               =======        =======

 The accompanying notes are an integral part of these consolidated financial statements.


                        SPECIALTY TELECONSTRUCTORS,INC.
           Consolidated Statements of Changes in Stockholders' Equity
              For the six months ended December 31, 1996 and 1995
                                  (unaudited)

                        Common Stock
                        ------------
                                             Additional        Retained
                       Shares    Amount    Paid-in-capital     earnings       Total
                       -------   ------    ---------------     --------       -----
Balances as of
 June 30, 1995        4,092,308  $40,923      $4,166,359      $1,516,134    $5,723,416

Net earnings              -         -              -             409,475       409,475
                      ---------  -------      ----------      ----------    ----------
Balances as of
 December 31, 1995    4,092,308  $40,923      $4,166,359      $1,925,609    $6,132,891
                      =========  =======      ==========      ==========    ==========

Balances as of
 June 30, 1996        4,092,308  $40,923      $4,166,359      $2,320,489    $6,527,771

Issuance of Common
Shares to acquire
Data Cell Systems,
Inc.                     93,405      934         664,576            -       $  665,510

Net earnings              -         -               -         $  758,037    $  758,037
                      ---------  -------      ----------      ----------    ----------

Balances as of
 December 31, 1996    4,185,713  $41,857      $4,830,935      $3,078,526    $7,951,318
                      =========  =======      ==========      ==========    ==========

 The accompanying notes are an integral part of these consolidated financial statements.


                       SPECIALTY TELECONSTRUCTORS, INC.
                  Notes to Consolidated Financial Statements
                          September 30, 1996 and 1995
                                  (Unaudited)


Note 1:  Basis of Presentation

The consolidated financial statements and notes thereto at December 31, 1996 and for the three and six-month periods ended December 31, 1996 and 1995 are unaudited and do not present all disclosures required under generally accepted accounting principles but instead, as permitted by Securities and Exchange Commission regulations, presume that users of the interim financial statements have read or have access to the June 30, 1996 audited consolidated financial statements and notes thereto contained in Specialty Teleconstructors Inc.'s
(the Company) annual report on Form l0-KSB incorporated by reference, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the results for interim periods. The results of operations for the six-month period ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.

PART I. - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

Note 2:  Acquisition

As of October 30, 1996, a wholly-owned subsidiary of Specialty Teleconstructors, Inc., purchased substantially all the assets of Data Cell Systems, Inc., an Arizona corporation, in exchange for $160,000 in cash and the delivery of 93,405 shares of common stock of the Company. The purchase price of the assets acquired may be increased by an amount not to exceed $200,000 in the aggregate if certain pre-tax earnings targets are achieved by the Company during the three fiscal years immediately following the date of the acquisition and if certain other conditions are met. The transaction was accounted for by the Company as a purchase.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

For the Three-Month Periods Ended December 31, 1996 and 1995, Results of Operations

Revenues. The Company's revenues for the three-month period ended December 31, 1996, increased approximately 160% to $9,130,957 as compared to $3,507,256 for the same three-month period in the prior year. The Company believes the increase is related to growth in the Company's wireless infrastructure building and implementation services business related primarily to an increase in the installation of facilities related to new PCS systems.

Gross Profit. Gross profit for the three-month period ended December 31, 1996 increased approximately 75% to $1,580,069 as compared to $901,649 for the same six-month period in the prior year. Gross profit as a percentage of revenue decreased from 25.7% for the three-month period ended December 31, 1995 to 17.3% for the three-month period ended December 31, 1996.

SG&A Expenses. SG&A expenses as a percentage of revenues decreased from 10.5% to 8.8% for the three-month period ended December 31, 1995 and 1996, respectively. This decrease was a result of operational efficiencies realized with the increase in revenues.

Net earnings for the three-month period ended December 31, 1996 increased approximately 31% to $472,823 compared to $362,246 for the same three-month period in the prior year. As a percentage of revenue, net earnings decreased to 5.2% from 10.3% in the prior year.

For the Six-Month Periods Ended December 31, 1996 and 1995, Results of
Operations

Revenues. The Company's revenues for the six-month period ended December 31, 1996, increased approximately 125% to $14,591,735 as compared to $6,487,722 for the same six-month period in the prior year. The Company believes the increase is related to growth in the Company's wireless infrastructure building and implementation services business related primarily to an increase in the installation of facilities related to new PCS systems.

Gross Profit. Gross profit for the six-month period ended December 31, 1996 increased approximately 94% to $2,635,502 as compared to $1,360,189 for the same six-month period in the prior year. Gross profit as a percentage of revenue decreased from 20.9% for the six-month period ended December 31, 1995 to 18.2% for the six-month period ended December 31, 1996.

SG&A Expenses. SG&A expenses as a percentage of revenues decreased from 12.1% to 9.5% for the six-month period ended December 31, 1995 and 1996, respectively. This decrease was a result of operational efficiencies realized with the increase in revenues.

Net earnings for the six-month period ended December 31, 1996 increased approximately 85% to $758,037 compared to $409,475 for the same six-month period in the prior year. As a percentage of revenue, net earnings decreased to 5.2% from 6.3% in the prior year.

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS.

            None.

ITEM 2. - CHANGES IN SECURITIES.

            None.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES.

            None.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's Annual Meeting of Stockholders (the "1996 Annual Meeting")was held on November 1, 1996, in Albuquerque, New Mexico. Prior to the 1996 Annual Meeting, the Company solicited the vote of the Company's stockholders in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended, and distributed to all stockholders of record of the Company as of October 7, 1996, a Proxy Statement describing the proposals or matters to be acted upon including:

     (1) The election of Michael R. Budagher, John D. Emery, Terry D. Farmer and Jon D. Word to serve as directors of the Company until the next annual meeting of stockholders;

     (2) A proposal (the "Proposal to Amend the Articles of Incorporation") to amend the Company's Certificate of Incorporation increasing the number of authorized shares of Common Stock from 7,500,000 to 10,000,000;

     (3) A proposal (the "Proposal to Approve the Amended and Restated 1994 Stock Option Plan") to approve and ratify the amendment and restatement of the Company's 1994 Stock Option Plan pursuant to which the number of shares of Common Stock available for awards under the 1994 Stock Option Plan was increased from 100,000 to 400,000; and

     (4) A proposal (the "Proposal to Ratify the Appointment of KPMG Peat Marwick LLP") to ratify the Board of Directors' appointment of KPMG Peat Marwick LLP, independent certified public accountants, as auditors for the Company for the fiscal year ending June 30, 1997.

At the 1996 Annual Meeting, all four of the nominees for directors listed in the Company's Proxy Statement were elected and no other persons were nominated in opposition to the nominees listed in the Company's Proxy Statement. Votes cast in the election of directors were as follows:

     Michael R. Budagher:

          For:                 2,945,714

          Against:                     0

          Abstained:              14,306

     John D. Emery:

          For:                 2,945,714

          Against:                     0

          Abstained:              14,306

     Terry D. Farmer:

          For:                  2,945,714

          Against:                      0

          Abstained:               14,306

     Jon D. Word:

          For:                  2,945,714

          Against:                      0

          Abstained:               14,306

At the 1996 Annual Meeting, the Proposal to Amend the Articles of Incorporation was passed by the following vote:

          For:                  2,817,490

          Against:                117,655

          Abstained:               24,875

At the 1996 Annual Meeting, the Proposal to Approve the Amended and Restated 1994 Stock Option Plan was passed by the following vote:

          For:                  2,714,785

          Against:                208,450

          Abstained:               24,875

At the 1996 Annual Meeting, the Propsal to Ratify the Appointment of KPMG Peat Marwick LLP was passed by the following vote:


          For:                  2,835,595

          Against:                 87,640

          Abstained:               36,785


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

Date: February 3, 1997
                                      SPECIALTY TELECONSTRUCTORS, INC.


                                      By:   /s/ MICHAEL R. BUDAGHER
                                         --------------------------------
                                            Michael R. Budagher, Chairman of the
                                            Board, President, Chief Executive
                                            Officer and Treasurer


                                      By:   /s/ DENNIS K. HARTNETT
                                         --------------------------------
                                            Dennis K. Hartnett, Chief Accounting
                                            Officer