Form 10QSB
period 1997-03-31
SPECIALTY TELECONSTRUCTORS INC
filed 1997-05-19
CIK 925269

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

     For the quarterly period ended March 31, 1997

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,130,700 on May 14, 1997

The Index to Exhibits appears on page
                                      -
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SPECIALTY TELECONSTRUCTORS, INC.

                                     INDEX
                                     -----


                                                                        Page
                                                                        ----
PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

     Consolidated Balance Sheets of Specialty Teleconstructors,
     Inc. at March 31, 1997 and 1996 (unaudited)                          -

     Consolidated Statements of Earnings of Specialty
     Teleconstructors, Inc. for the three- and nine-month
     periods ended March 31, 1997 and 1996 (unaudited)                    -

     Consolidated Statements of Cash Flows of Specialty
     Teleconstructors, Inc. for the nine-month
     periods ended March 31, 1997 and 1996 (unaudited)                    -

     Consolidated Statements of Changes in Stockholders
     Equity of Specialty Teleconstructors, Inc. for the
     nine-month periods ended March 31, 1997 and 1996 (unaudited)         -

     Notes to the Consolidated Financial Statements of
     Specialty Teleconstructors, Inc. as of March 31, 1997
     and 1996 (unaudited)                                                 -

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       -

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS                                               -

ITEM 2. - CHANGES IN SECURITIES                                           -

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES                                 -

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             -

ITEM 5. - OTHER INFORMATION                                               -

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                                -

SIGNATURES                                                                -

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS


                       SPECIALTY TELECONSTRUCTORS, INC.
                          Consolidated Balance Sheets
                            March 31, 1997 and 1996
                                  (unaudited)


                          ASSETS

                                                    1997            1996
                                                    ----            ----
Current Assets:
        Cash and cash equivalents               $   5,430,424   $   4,048,540
        Contracts Receivable                        8,563,416       3,774,343
        Costs and estimated earnings in
         excess of billings on uncompleted
         contracts                                  1,408,651         808,019
        Other                                         430,471         331,517
                                                -------------   -------------
            Total current assets                $  15,832,962   $   8,962,419

Property and equipment, net                         4,992,776       1,744,563

Other assets, net                                     680,474         548,197
                                                -------------   -------------
                                                $  21,506,212   $  11,255,179
                                                =============   =============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
        Trade accounts payable                  $   3,028,137   $   1,020,450
        Short-term notes payable                    2,863,929         600,000
        Billings in excess of costs and
         estimated earnings on uncompleted
         contracts                                    401,508         218,000
        Accrued expenses                              274,532         672,031
        Current installments of notes
         payable to banks                             390,000          53,648
        Current income taxes payable                  310,609         490,951
        Deferred income taxes                         231,645         692,964
                                                -------------   -------------
            Total current liabilities           $   7,500,360   $   3,748,044

Deferred income taxes                           $     131,792   $         -

Notes payable to banks, excluding current
 installments                                   $   1,165,757   $     160,944
                                                -------------   -------------

            Total Liabilities                   $   8,797,909   $   3,908,988
                                                -------------   -------------
Stockholders' Equity:
        Common stock                            $      51,307   $      44,923
        Additional paid-in capital                  7,785,402       4,164,859
        Retained earnings                           4,871,594       3,136,409
                                                -------------   -------------
                Total stockholders' equity      $  12,708,303   $   7,346,191
                                                -------------   -------------

                                                $  21,506,212   $  11,255,179
                                                =============   =============

The accompanying notes are an integral part of these consolidated financial statements.

                       SPECIALTY TELECONSTRUCTORS, INC.
                      Consolidated Statements of Earnings
                                  (Unaudited)


                                                    Three-month period ended                  Nine-month period ended
                                                           March 31,                                 March 31,
                                               ---------------------------------          ---------------------------------
                                                      1997              1996                   1997                 1996
                                                      ----              ----                   ----                 ----
Contract revenues                              $ 10,338,648         $  4,680,315          $ 32,620,262         $ 14,631,358

Cost of revenues earned                        $  9,121,766         $  4,230,669          $ 28,180,489         $ 12,496,682
                                               ------------         ------------          ------------         ------------

        Gross profit                           $  1,216,882         $    449,646          $  4,439,773         $  2,134,676

Selling, general and administrative expenses   $    791,599         $    455,592          $  2,512,584         $  1,580,575
                                               ------------         ------------          ------------         ------------
        Earnings(loss) from operations         $    425,283         $     (5,946)         $  1,927,189         $    554,101

Other income (deductions):
        Interest income                        $     40,120         $     55,905          $     70,610         $    172,695
        Interest expense                            (45,975)             (20,466)             (103,073)             (56,595)
        Other, net                                    1,926               13,086                50,179               36,535
                                               ------------         ------------          ------------         ------------
                                               $     (3,929)        $     48,525          $     17,716         $    152,635
                                               ------------         ------------          ------------         ------------

        Earnings before income taxes           $    421,354         $     42,579          $  1,944,905         $    706,736

Income taxes                                   $    165,894         $     15,446          $    730,175         $    259,818
                                               ------------         ------------          ------------         ------------
        Net earnings                           $    255,460         $     27,133          $  1,214,730         $    446,918
                                               ============         ============          ============         ============

Earnings per common share and common
  equivalent shares:
        Net earnings                           $       0.05         $       0.01          $       0.25         $       0.10
                                               ============         ============          ============         ============
        Weighted average common shares
        outstanding                               5,020,060            4,504,257             4,782,307            4,504,257
                                               ============         ============             =========            =========

The accompanying notes are an integral part of these consolidated financial statements.

                       SPECIALTY TELECONSTRUCTORS, INC.
                     Consolidated Statements of Cash Flows
           For the nine-month periods ended March 31, 1997 and 1996

                                                                                      1997                 1996
                                                                                      ----                 ----
Consolidated Statements of Cash Flows:
Cash flows from operating activities:
          Net earnings                                                           $   1,214,730       $    446,918
          Adjustments to reconcile net earnings to
           net cash provided by operating activities:

          Depreciation                                                                 736,233            285,407
          Amortization of goodwill                                                      98,594             48,287
          Gain on sale of equipment, net                                                   -                7,273
          Changes in certain assets and liabilities:
              Contracts receivable                                                  (1,510,842)          (407,552)
              Costs and estimated earnings in excess
               of billings on uncompleted contracts                                   (266,203)          (514,946)
              Other assets                                                             (23,187)          (293,688)
              Trade accounts payable                                                   873,410            801,046
              Billings in excess of costs and estimated
               earnings on uncompleted contracts                                       158,928            (27,646)
              Accrued expenses                                                        (653,485)           265,472
              Current income taxes                                                    (268,346)           478,049
              Deferred income taxes                                                   (204,588)          (273,028)
                                                                                 -------------       ------------

               Net provided by operating activities                              $     155,244       $    815,592
                                                                                 -------------       ------------
Cash flows from investing activities:
          Proceeds from sales of property and equipment                          $         -         $     18,727
          Purchases of property and equipment                                       (2,988,078)          (802,259)
          Cash expended in Data Cell Acq                                              (160,000)              -
                                                                                 -------------       ------------
              Net cash used in investing                                         $  (3,148,078)      $   (783,532)
                                                                                 -------------       ------------

Cash flows from financing activities:
          Line of credit with bank, net                                          $     963,929       $       -
          Borrowings from note payable with banks                                    1,533,003               -
          Proceeds from sale of stock                                                2,961,417               -
          Principal payments on notes payable to banks                                (161,523)           (65,361)
                                                                                 -------------       ------------
              Net cash provided (used) by financing
                activities                                                       $   5,296,826       $    (65,361)
                                                                                 -------------       ------------

              Net increase (decrease) in cash
                and cash equivalents                                             $   2,303,992       $    (33,301)

Cash and cash equivalents:
          Beginning of year                                                      $   3,126,432       $  4,081,841
                                                                                 -------------       ------------

          End of quarter                                                         $   5,430,424       $  4,048,540
                                                                                 =============       ============


Supplemental disclosure of cash flow information:

          Interest paid                                                          $      57,717       $     56,595
                                                                                 =============       ============

          Taxes paid                                                             $   1,132,919       $     62,467
                                                                                 =============       ============


          Non-cash transactions:
            Acquisition of vehicles in exchange
             for debt                                                            $   1,533,003       $    270,557
                                                                                 =============       ============

          Data Cell Systems, Inc. Acquisition:
              Consisting of:
              Accounts receivable                                                $     200,000       $      -
              Property and equipment                                                   267,000              -
              Other current assets                                                     100,000              -
              Goodwill                                                                 258,510              -
                                                                                 -------------       ------------
                                                                                 $     825,510       $      -
                                                                                 =============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                       SPECIALTY TELECONSTRUCTORS, INC.
           Consolidated Statements of Changes in Stockholders Equity For the nine-month periods ended March 31, 1997 and 1996
                                  (unaudited)

                                                                          Additional
                                                  Common Stock             paid-in         Retained
                                            ------------------------
                                            Shares         Amount          capital         earnings           Total
                                            ------         ------          -------         --------           -----

Balances at June 30, 1995                   4,492,309   $     44,923   $    4,164,859   $    2,689,491   $     6,899,273

Net earnings                                        0   $        -     $          -     $      446,918   $       446,918
                                                    -   ----------     ------------     --------------   ---------------

Balances at March 31, 1996                  4,492,309   $     44,923   $    4,164,859   $    3,136,409   $     7,346,191
                                            =========   ============   ==============   ==============   ===============



Balances at June 30, 1996                   4,492,308   $     44,923   $    4,164,859   $    3,656,864   $     7,866,646

Issuance of common shares
 to acquire Data Cell Services, Inc.           93,405   $        934   $      644,576   $          -     $       665,510

Issuance of common stock                      544,987   $      5,450   $    2,955,967   $          -     $     2,961,417

Net earnings                                        0   $        -     $          -     $    1,214,730   $     1,214,730
                                                    -   ----------     ------------     --------------   ---------------

Balances at March 31, 1997                  5,130,700   $     51,307   $    7,785,402   $    4,871,594   $    12,708,303
                                            =========   ============   ==============   ==============   ===============

The accompanying notes are an integral part of these consolidated financial statements.

                        SPECIALTY TELECONSTRUCTORS, INC.
                   Notes to Consolidated Financial Statements
                            March 31, 1997 and 1996
                                  (Unaudited)

Note 1:  Basis of Presentation

The consolidated financial statements and notes thereto at March 31, 1997 and 1996 and for the three and nine-month periods ended March 31, 1997 and 1996 reflect the acquisition of Novak & Lackey Construction Co., Inc., an Oklahoma City, Oklahoma-based builder of wireless transmitting, receiving and switching facilities. The acquisition was structured as a merger (the "Merger") of N&L Acquisition, Inc., an Oklahoma corporation and a wholly-owned subsidiary of the Company ("N&L Acquisition") with and into Novak and Lackey, with Novak & Lackey being the surviving corporation. The acquisition was accounted for as a pooling of interests. Accordingly, the consolidated financial statements and notes thereto at March 31, 1997 and 1996 and for the three and nine-month periods ended March 31, 1997 and 1996 are presented as if the acquisition of Novak & Lackey had occurred at the beginning of all periods presented.

The consolidated financial statements and notes thereto at March 31, 1997 and for the three and nine-month periods ended March 31, 1997 and 1996 are unaudited and do not present all disclosures required under generally accepted accounting principles but instead, as permitted by Securities and Exchange Commission regulations, presume that users of the interim financial statements have read or have access to the June 30, 1996 audited consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 1996, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the results for interim periods. The results of operations for the nine-month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

Note 2

On February 20, 1997, the Company notified holders of it publicly traded Redeemable Common Stock Purchase Warrants ("Warrants") that it intended to redeem all outstanding Warrants on March 26, 1997 (the "Redemption Date") at a redemption price of $.05 per Warrant. After February 20, 1997, each Warrant entitled the holder thereof to purchase one (1) share of Common Stock for a purchase price of $6.00 until the Redemption Date. Prior to the Redemption Date, Warrants covering 495,255 shares of Common Stock (approximately 99% of the publicly traded Warrants outstanding), were exercised. The Warrants ceased trading on March 24, 1997. The Company received approximately $2,900,000 as a result of such Warrant exercises.

In addition, during March 1997, Dillon-Gage Securities, Inc. ("Dillon-Gage"), one of the underwriters of the Company's initial public offering in November 1994, exercised (i) 12,500 Underwriters' Warrants that were issued to Dillon-Gage in connection with the initial public offering and (ii) 12,500 Warrants included in said Underwriter's Warrants. Each Underwriters' Warrant entitles the holder thereof to purchase one (1) Unit of the Company at an exercise price of $12.15 per Unit until November 3, 1999. Each Unit consists of two (2) shares of Common Stock and one (1) Warrant. In connection with these exercises by Dillon-Gage, the Company issued a total of 37,500 shares of Common Stock and received approximately $226,875.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

For the Three-Month Periods Ended March 31, 1997 and 1996, Results of Operations

Revenues. The Company's revenues for the three-month period ended March 31, 1997, increased approximately 121% to $10,338,648 as compared to $4,680,315 for the same three-month period in the prior year. The Company attributed the increase in revenues to growth in the Company's wireless infrastructure building and implementation services business related primarily to an increase in the installation of facilities related to new PCS systems.

Gross Profit. Gross profit for the three-month period ended March 31, 1997 increased approximately 171% to $1,216,882 as compared to $449,646 for the same three-month period in the prior year. Gross profit as a percentage of revenue increased from 9.6% for the three-month period ended March 31, 1996 to 11.8% for the three-month period ended March 31, 1997.

Selling, General and Administrative ("SG&A"). SG&A expenses as a percentage of revenues decreased from 9.7% for the three-month period ended March 31, 1996 to 7.6% for the three-month period ended March 31, 1997. This decrease was a result of operational efficiencies realized with the increase in revenues.

Net Earnings. Net earnings for the three-month period ended March 31, 1997 increased approximately 842% to $255,460 compared to $27,133 for the same three-month period in the prior year. As a percentage of revenue, net earnings increased to 2.5% from .6% in the prior year.

For the Nine-Month Periods Ended March 31, 1997 and 1996, Results of Operations

Revenues. The Company's revenues for the nine-month period ended March 31, 1997, increased approximately 123% to $32,620,262 as compared to $14,631,358 for the same nine-month period in the prior year. The Company attributed the increase in revenues to growth in the Company's wireless infrastructure building and implementation services business related primarily to an increase in the installation of facilities related to new PCS systems.

Gross Profit. Gross profit for the nine-month period ended March 31, 1997 increased approximately 108% to $4,439,773 as compared to $2,134,676 for the same nine-month period in the prior year. Gross profit as a percentage of revenue decreased from 14.6% for the nine-month period ended March 31, 1996 to 13.6% for the nine-month period ended March 31, 1997.

SG&A Expenses. SG&A expenses as a percentage of revenues decreased from 10.8% for the nine-month period ended March 31, 1996 to 7.7% for the nine-month period ended March 31, 1997. This decrease was a result of operational efficiencies realized with the increase in revenues.

Net Earnings. Net earnings for the nine-month period ended March 31, 1997 increased approximately 172% to $1,214,730 compared to $446,918 for the same nine-month period in the prior year. As a percentage of revenue, net earnings increased to 3.7% from 3.1% in the prior year.

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS.

            None.

ITEM 2. - CHANGES IN SECURITIES.

            None.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES.

            None.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            None.

ITEM 5. - OTHER INFORMATION.

Acquisition of Novak & Lackey Construction Co,. Inc.

As of March 31, 1997, the Company acquired Novak & Lackey Construction Co., Inc., an Oklahoma City, Oklahoma-based builder of wireless transmitting, receiving and switching facilities. The acquisition was structured as a merger (the "Merger") of N&L Acquisition, Inc., an Oklahoma corporation and a wholly-owned subsidiary of the Company ("N&L Acquisition") with and into Novak and Lackey, with Novak & Lackey being the surviving corporation. A copy of the Agreement and Plan of Merger, dated as of March 31, 1997 (the "Merger Agreement"), among Novak & Lackey Construction Co., Inc., an Oklahoma corporation, the Frank D. Lackey Revocable Trust, the Jo LaVern Lackey Revocable Trust, the Jay Christopher Lackey Trust, the Company and N&L Acquisition is attached hereto as Exhibit 10.1. As consideration for the acquisition of Novak & Lackey, the Company issued 400,000 shares of its previously unissued Common Stock to the former shareholders of Novak & Lackey. The acquisition of Novak & Lackey was accounted for as a pooling of interests.

Following consummation of the Merger, Frank D. Lackey was elected to the Board of Directors of Novak & Lackey and to the Board of Directors of the Company. In addition, Novak & Lackey entered into a Employment Agreements with Frank D. Lackey and Jay C. Lackey, pursuant to which Frank D. Lackey will serve as Chairman of the Board of Novak & Lackey and Jay C. Lackey will serve as President of Novak & Lackey. Jay C. Lackey is the son of Frank D. Lackey.

The audited financial statements of Novak & Lackey Construction Co., Inc. for the fiscal year ended June 30, 1996, with notes thereto and the Report of Bill Mitts, Inc., Certified Public Accountant, thereon are attached hereto as Exhibit
99.1. The unaudited financial statements of Novak & Lackey Construction Co., Inc. at March 31, 1997 and 1996 and for the three and nine-month periods ended March 31, 1997 and 1996, with notes thereto, are attached hereto as Exhibit 99.2.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K.

            (a)  Exhibits

                 Exhibit Number            Description
                 --------------            -----------
                     10.1                  Agreement and Plan of Merger, dated as of
                                           March 31, 1997 (the "Merger Agreement") among Novak & Lackey
                                           Construction Co., Inc., an Oklahoma corporation, the Frank
                                           D. Lackey Revocable Trust, the Jo LaVern Lackey Revocable
                                           Trust, the Jay Christopher Lackey Trust, Specialty
                                           Teleconstructors, Inc., a Nevada corporation ("STI") and N&L
                                           Acquisition, Inc., an Oklahoma corporation and a wholly-
                                           owned subsidiary of STI (the Company Disclosure Letter and the STI Disclosure Letter referred to in Article V of the
                                           Merger Agreement and Exhibits 6.7(b) and 6.7(c) to the
                                           Merger Agreement have been omitted as permitted by
                                           Securities and Exchange Commission regulations but will be provided upon request to the Company)

                     10.2                  Employment Agreement dated as of March 31,
                                           1997, by and between Novak & Lackey Construction Co., Inc., an Oklahoma corporation, and Frank D. Lackey

                     27                    Financial Data Schedule

                     99.1                  Audited financial statements of Novak &
                                           Lackey Construction Co., Inc. for the fiscal year ended June
                                           30, 1996, with notes thereto and the Report of Bill Mitts,
                                           Inc., Certified Public Accountant, thereon

                     99.2                  Unaudited financial statements of Novak &
                                           Lackey Construction Co., Inc. for the nine-month period
                                           ended March 31, 1997, with notes thereto

                     99.3                  Press Release of the Registrant dated April 4, 1997

                     99.4                  Press Release of the Registrant dated May 15, 1997


            (b) Reports on Form 8-K

                  None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 1997
                                  SPECIALTY TELECONSTRUCTORS, INC.


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