Form 10KSB
period 1997-06-30
SPECIALTY TELECONSTRUCTORS INC
filed 1997-09-15
CIK 925269

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(MARK ONE)
     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED JUNE 30, 1997
                                       OR
     [_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 1-13272

                       SPECIALTY TELECONSTRUCTORS, INC.
                (Name of small business issuer in its charter)

                NEVADA                                   85-0421409
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

      12001 STATE HWY 14 NORTH
       CEDAR CREST, NEW MEXICO                                87008
(Address of principal executive offices)                    (Zip Code)

                   Issuer's telephone number: (505) 281-2197

        SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                                                      NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                               ON WHICH REGISTERED
     -------------------                               -------------------
            NONE                                               NONE

     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

                                TITLE OF CLASS
                                --------------
                         COMMON STOCK, $.01 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form 10-KSB, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

The issuer's revenues for its most recent fiscal year were $65,626,800.

The approximate aggregate market value of voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of September 5, 1997, was $17.125. The number of shares of common stock outstanding as of September 5, 1997, was 7,882,754.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive proxy statement relating to the registrant's 1997 annual stockholders' meeting are incorporated by reference in
Part III of this Form 10-KSB.

================================================================================

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-KSB that are not historical facts are forward-looking statements ("forward-looking statements") within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created by those sections. In addition, such forward-looking statements may be contained in filings made by the Company with the Securities and Exchange Commission, or press releases or oral statements made from time to time by or with the approval of an authorized executive officer of the Company. Such forward-looking statements are necessarily estimates reflecting the best judgment of the Company's management based upon current information and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, those set forth herein under the caption "ITEM
6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Cautionary Statements" and appearing elsewhere in this Annual Report and appearing from time to time in filings made by the Company with the Securities and Exchange Commission. These risks, uncertainties and other factors should not be construed as exhaustive and the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements. See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Cautionary Statements."

General

Specialty Teleconstructors, Inc., a Nevada corporation (together with its wholly-owned subsidiaries, the "Company"), designs, builds, installs, modifies and maintains (collectively, "wireless infrastructure building and implementation services") land-based wireless communications transmitting and receiving facilities located in the U.S. ("wireless communications facilities") primarily for providers of wireless communications services. As part of Company's wireless infrastructure building and implementation services business, the Company also provides certain electrical engineering services, wireless equipment testing services and site acquisition and evaluation services in connection with the location and installation of wireless communications facilities. During the fiscal years ended June 30, 1997 and June 30, 1996, wireless infrastructure building and implementation services have accounted for 87% and 88%, respectively, of the Company's revenues.

The Company also manufactures and sells a line of fasteners and other mounting components, waveguide bridge products, square support rail, tower lighting systems, tower safety products and other hardware products (collectively, "wireless infrastructure components") primarily used in connection with the installation and maintenance of wireless communications facilities. The Company markets certain of its wireless infrastructure components directly to end users in conjunction with the Company's wireless infrastructure building and implementation services. In addition, the Company markets certain of its wireless infrastructure components through independent third party distributors located principally in the U.S. who then resell these products to end users. Finally, the Company manufactures certain wireless components on a private label basis for sale to several large wireless communications equipment vendors who market these products under their own brand names to end users. The Company believes that, to date, the vast majority of the Company's wireless infrastructure components have been sold to end users located in the U.S. During the fiscal years ended June 30, 1997 and June 30, 1996, sales of wireless components have accounted for 13% and 12%, respectively, of the Company's revenues.

From approximately May 1995 until January 1997, the Company manufactured and sold unmanned communications shelters ("unmanned communications shelters") designed to be located adjacent to wireless communications facilities to house electrical equipment associated with such facilities. The Company's unmanned communications shelters were manufactured at a Company-leased manufacturing facility located in Albuquerque, New Mexico. In January 1997, the Company determined to cease manufacturing unmanned communications shelters and, instead, to obtain unmanned communications shelters from unaffiliated third parties for resale to the Company's customers. Sales of unmanned communications shelters historically have not generated significant revenues or had a material effect on the Company's results of operations. Cessation of manufacturing operations related to these shelters has not had a material adverse impact on the Company's business, results of operations or financial condition.

Company Structure

The Company conducts business primarily through its subsidiaries. The Company's principal operating subsidiaries include Specialty Constructors, Inc., a New Mexico corporation, Microwave Tower Service, Inc., an Oregon corporation, Novak & Lackey Construction Co., Inc., an Oklahoma corporation, Specialty Combined Resources, Inc., a Texas corporation, Specialty Management, Inc., a Nevada corporation, Specialty Coatings, Inc., a Nevada corporation, Specialty Training, Inc., a Nevada corporation, Specialty Financial, Inc., a Nevada corporation and Specialty Fortress, Inc., a Nevada corporation. The Company's headquarters are located in Cedar Crest, New Mexico, approximately seven miles from Albuquerque, New Mexico. The Company also maintains regional offices in Birmingham, Alabama, Phoenix, Arizona, Anaheim, California, Laguna Hills, California, Sacramento, California, Denver, Colorado, Orlando, Florida, Crest Hill, Illinois (located just outside Chicago, Illinois), Fairview Heights, Illinois (located just outside St. Louis, Missouri), New Orleans, Louisiana, Somerdale, New Jersey, Columbus, Ohio, Oklahoma City, Oklahoma, Salem, Oregon, Houston, Texas and Salt Lake City, Utah.

History

The Company was incorporated in April 1994 for the purpose of acquiring all of the issued and outstanding shares of capital stock of Michael R. Budagher Specialty Constructors, Inc., a New Mexico corporation. Michael R. Budagher Specialty Constructors, Inc. was incorporated in 1981 and substantially all the Company's operations described herein as occurring prior to April 1994 were conducted by this company. In 1995, Michael R. Budagher Specialty Constructors, Inc. changed its corporate name to Specialty Constructors, Inc.

Originally, the Company's primary business was constructing, maintaining and modifying wireless communications facilities predominantly for operators of short- and long-distance microwave communications networks. Later, the Company began installing electronic and other related equipment in connection with these facilities. Following the initiation of the build-out of cellular telephone networks in the United States, which began in 1983, the Company began to provide wireless infrastructure building and implementation services in connection with the implementation of cellular telephone and paging networks as well as microwave communications networks. From approximately the mid-1980's and continuing until the mid-1990's, the majority of the Company's growth and revenues were derived from wireless infrastructure building and implementation services related to the continuing build-out and expansion of cellular telephone and paging networks in the U.S.

Recent Acquisitions

In the early 1990's, the Company began an effort to expand the scope of the services offered by the Company and to expand its workforce and geographic presence in the U.S. As a part of this effort, during the last two fiscal years, the Company has made 9 acquisitions of assets or companies.

On July 1, 1995, the Company exchanged 92,308 shares of its common stock ("Common Stock") for all of the issued and outstanding capital stock of ST Combined Resources, Inc., a provider of wireless infrastructure electrical design and engineering services located in Laguna Hills, California. Following the acquisition, ST Combined Resources, Inc. changed its corporate name to Specialty Combined Resources, Inc. The acquisition of ST Combined Resources, Inc. was accounted for as a pooling-of-interests and, accordingly, the Company's financial statements for periods prior to the acquisition have been restated to include the results of ST Combined Resources, Inc. for all periods presented.

On October 23, 1995, the Company acquired substantially all the assets of Orlando Tower, Inc., an Orlando, Florida-based builder of wireless transmitting and receiving facilities, for approximately $163,000 in cash. This acquisition was accounted for as a purchase.

On July 2, 1996, the Company acquired substantially all the assets of East Coast Tower, Inc., a Greensborough, North Carolina-based builder of wireless transmitting and receiving facilities, for approximately $90,000 in cash. This acquisition was accounted for as a purchase.

On October 30, 1996, the Company acquired substantially all the assets of Data Cell Systems, Inc. ("Data Cell"), a builder of wireless transmitting and receiving facilities located in Gilbert, Arizona (located just outside Phoenix, Arizona), in exchange for $160,000 in cash and 93,400 shares of Common Stock. The purchase price of the assets acquired from Data Cell is subject to increase by an amount not to exceed $200,000 in the aggregate if certain pre-tax earnings targets are achieved during the three fiscal years immediately following the date of the acquisition and if certain other conditions are met. This acquisition was accounted for as a purchase.

On May 14, 1997, the Company, through a wholly-owned subsidiary, merged (the "N&L Merger") with Novak & Lackey Construction Co., Inc., an Oklahoma corporation ("N&L"). N&L is based in Oklahoma City, Oklahoma and builds wireless communications facilities and switching facilities primarily for providers of wireless communications services in the Western half of the U.S. In connection with the N&L Merger, the Company issued 400,000 shares of Common Stock for all of the outstanding shares of N&L common stock. As a result of the N&L Merger, N&L became a wholly-owned subsidiary of the Company. The N&L Merger was accounted for as a pooling-of-interests and, accordingly, the Company's financial statements for periods prior to the N&L Merger have been restated to include the results of N&L for all periods presented.

On May 28, 1997, the Company acquired substantially all the assets of Paramount Communication Systems, Inc., a builder of wireless transmitting and receiving facilities located in Somerdale, New Jersey, in exchange for 186,047 shares of

Common Stock.  This acquisition was accounted for as a purchase.

On June 1, 1997, the Company acquired substantially all the assets of Specialty Constructors Coatings, Inc. ("SCC"), a Cedar Crest, New Mexico-based provider of lead abatement and other remediation and refinishing services for elevated metal structures such as water towers, in exchange for 55,814 shares of Common Stock. Until March 1, 1997, Michael R. Budagher, Chairman and Chief Executive Officer, Treasurer and a director of the Company owned 50% of the common stock of SCC. On March 1, 1997, Mr. Budagher sold his interest in SCC to two unaffiliated third parties pursuant to the exercise of a warrant to purchase Mr. Budagher's SCC stock granted by Mr. Budagher in 1996. The assets of SCC were acquired through a wholly-owned subsidiary of the Company. After the acquisition, the subsidiary changed its corporate name to Specialty Coatings, Inc. This acquisition was accounted for as a purchase.

On June 30, 1997, the Company, through a wholly-owned subsidiary, merged (the "MTS Merger") with Microwave Tower Service, Inc., an Oregon corporation ("MTS"). MTS is based in Salem, Oregon, and designs, engineers, constructs and installs wireless communications facilities primarily for providers of wireless communications services in the Western half of the U.S. In addition, MTS manufactures and distributes a line of tower installation products used in the implementation, installation and maintenance of wireless communications facilities. In connection with the MTS Merger, the Company issued 2,380,000 shares of Common Stock for all of the outstanding shares of MTS common stock. As a result of the MTS Merger, MTS became a wholly-owned subsidiary of the Company. The MTS Merger was accounted for as a pooling-of-interests and, accordingly, the Company's financial statements for periods prior to the MTS Merger have been restated to include the results of MTS for all periods presented. See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Fiscal 1997 Acquisitions."

Redemption of Public Warrants; Exercise of Underwriters' Warrants

On February 20, 1997, the Company notified registered holders of its publicly traded Warrants to Purchase Common Stock ("Public Warrants") that the Company intended to redeem all unexercised Public Warrants on March 26, 1997 (the "Redemption Date") for a redemption price of $.05 per Public Warrant. The Public Warrants were issued in November 1994 in connection with the Company's initial public offering. Each Public Warrant entitled the holder thereof to purchase one (1) share of Common Stock at an exercise price of $6.00 per share. The total number of Public Warrants issued was 500,000, none of which had been exercised at February 20, 1997. Prior to the Redemption Date, approximately 499,670 Public Warrants were exercised resulting in the issuance by the Company of approximately 499,670 shares of Common Stock. Following the Redemption Date, the Company redeemed the remaining Public Warrants. In addition, during fiscal 1997, the underwriters of the Company's 1994 initial public offering exercised all of the 50,000 Underwriters' Warrants ("Underwriters' Warrants") issued to the underwriters in connection with the Company's 1994 initial public offering resulting in the issuance by the Company of 150,000 shares of Common Stock. The Company received approximately $3,607,000 in net proceeds in connection with the exercise of the Public Warrants and the Underwriters' Warrants. See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Redemption of Public Warrants; Exercise of Underwriters' Warrants."

Other Recent Developments

During the last two fiscal years, while the Company has continued to derive a significant portion of its revenues from wireless infrastructure building and implementation services rendered in connection with the implementation, expansion and enhancement of cellular telephone and microwave communications networks, the Company has experienced increasing demand for its wireless infrastructure building and implementation services and wireless infrastructure components from providers of wireless communications services utilizing new or enhanced wireless communications technologies such as personal communications services or "PCS," specialized mobile radio or "SMR" services and enhanced specialized mobile radio or "ESMR" services. See "ITEM 1. DESCRIPTION OF BUSINESS -- The Wireless Communications Industry."

Beginning in late fiscal 1996 and continuing through most of fiscal 1997, demand for the Company's wireless infrastructure building and implementation services and wireless infrastructure components increased significantly from levels experienced during fiscal 1995 and the first half of fiscal 1996. The Company believes that much of this increased demand came from (i) winners of newly-granted PCS licenses who moved during this period to implement new PCS networks in many major metropolitan markets in the U.S., (ii) operators of wireless communications networks utilizing ESMR technologies who increased their network implementation activities during this period and (iii), operators of existing cellular telephone networks who began to aggressively expand and/or enhance their networks during this period primarily to upgrade the performance of their networks in order to better compete with performance advantages claimed by operators of new PCS networks.

The Company believes that, beginning in approximately the late Spring of 1997, the pace of new wireless infrastructure development in the U.S. began to slow down as compared to late fiscal 1996 and earlier in fiscal 1997. The Company believes that this slow down in the pace of new wireless infrastructure development in the U.S. has been caused by one or more of a number of different factors including, but not limited to, (i) the completion in late 1996 and early 1997 of the initial phase of the build-out of the first PCS networks in many major metropolitan markets in the U.S., (ii) economic uncertainty in the market for voice wireless communications services created by vigorous price competition among operators of existing cellular telephone networks and operators of new PCS networks and ESMR networks, and (iii) the inability of certain holders of new PCS licenses to obtain financing necessary to begin implementation of their PCS networks. In addition, the Company believes that the availability of financing for the implementation of new PCS networks in the U.S. decreased during this time period due to, among other factors, concerns in the financial community over (i) network implementation difficulties experienced by operators of certain new PCS networks, (ii) difficulties experienced by Nextwave Telecom, Inc. (one of the two top bidders in the C-block broadband PCS auction) in obtaining financing necessary to implement their PCS networks, and (iii) financial difficulties experienced by several current and prospective operators of new PCS networks such as Pocket Communications, Inc. ("Pocket," formerly known as DCR Communications, Inc.) (also one of the two top bidders in the C-block broadband PCS auction) which announced in early April 1997 that it had filed for voluntary protection under Chapter 11 of the U.S. Bankruptcy Code. The Company did not perform services for Pocket during fiscal 1997 and has no receivables from, or other business dealings with, Pocket.

The Company believes that demand for its wireless infrastructure building and implementation services and wireless infrastructure components decreased somewhat during the fourth quarter of fiscal 1997 from the levels experienced in late fiscal 1996 and earlier in fiscal 1997, largely as a consequence of the slow down in the pace of new wireless infrastructure development in the U.S. (See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Results of Operations -- Comparison of the Fiscal Years Ended

June 30, 1997 and 1996." The Company also believes that this slow down in the pace of new wireless infrastructure development in the U.S. has continued into the first quarter of fiscal 1998 and that demand for the Company's wireless infrastructure building and implementation services and wireless infrastructure components during the first quarter of fiscal 1998 continues to be somewhat weaker than during late fiscal 1996 and earlier in fiscal 1997. However, at the present time, the Company cannot accurately measure the degree to which the pace of new wireless infrastructure development in the U.S. has slowed nor can the Company accurately predict the extent to which this slow down and the relatively lower levels of demand for the Company's wireless infrastructure building and implementation services and wireless infrastructure components that have resulted therefrom may adversely affect the Company's business, results of operations or financial condition in future periods. There can be no assurance that the current slow down in the pace of new wireless infrastructure development in the U.S., regardless of its cause or duration, will not have a material adverse effect on the Company's business, results of operations and financial condition. See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Cautionary Statements -- Dependence on the Wireless Communications Industry."

Although there can be no assurance the Company's belief is correct, the Company believes the current slow down in the pace of new wireless infrastructure development in the U.S. may be temporary. The Company also believes that, notwithstanding the current slow down in the pace of new wireless infrastructure development in the U.S. (i) underlying demand for new and enhanced wireless communications services in the U.S. remains strong and should continue to grow as the cost of wireless communications services to the end user declines as a result of increased competition, (ii) certain operators of wireless communications networks, including some of the Company's customers, have not reduced the pace of their new wireless infrastructure development activities in the U.S. from levels maintained in late fiscal 1996 and earlier in fiscal 1997 and currently do not plan to do so during the coming year, and (iii) at some point, increasing demand for wireless communications services in the U.S. should cause the pace of new wireless infrastructure development to increase.

The Company recently has taken steps designed to enhance its marketing capabilities on a nationwide basis and to exploit the increased capabilities and geographic presence which has resulted from the Company's internal growth and acquisitions over the past two fiscal years. These steps include (i) the creation of a national marketing team which has recently assumed responsibility for marketing the Company's wireless infrastructure building and implementation services on a nationwide basis, (ii) the inception of an effort to develop a customer finance program designed to enable the Company to offer financing to its customers as a method for obtaining future business, (iii) seeking to expand its relationships with wireless communications equipment manufacturers and vendors as a method for increasing its exposure to prospective new customers, and (iv) the acceleration of the Company's efforts to exploit certain market opportunities the Company believes may be available to the Company to perform wireless infrastructure building and implementation services and sell wireless infrastructure components in connection with the development of new wireless communications networks outside the U.S. Although there can be no assurance in this regard, the Company believes that these steps coupled with the Company's presence in a relatively large number of geographic markets across the continental U.S. may enable the Company to endure the current slow down in the pace of new wireless infrastructure development in the U.S. better than some of its competitors which may be less able than the Company to market their services and products to potential customers in regions outside their traditional bases of operation. See "ITEM 1. DESCRIPTION OF BUSINESS -- Sales and Marketing" and

"Competition."

The Wireless Communications Industry

Overview. The demand for wireless communications services in the United States has grown dramatically during the last six years. According to the Cellular Telecommunications Industry Association ("CTIA"), the compound annual growth rate of cellular subscribers exceeded 45% from 1990 through 1995. As of December 31, 1996 according to CTIA, there were over 44.0 million wireless subscribers in the United States, representing a penetration rate of 17.0% and a growth rate of 30.4% from December 31, 1995. The wireless communications industry is characterized by networks that use radio waves to transmit voice and data signals. Typically, different technologies or applications use different frequencies within the radio spectrum. Examples of wireless communications technologies include paging services, which involve one-way or limited two-way data transmission capability, and cellular, PCS services, SMR and ESMR services and wireless local loop ("WLL") services, all of which involve two-way voice and data transmission capabilities.

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

In March 1995, the FCC completed the A- and B-Block PCS auction, resulting in the award of two 30 MHz licenses in each MTA. In May 1996, the FCC completed the C-Block auction, resulting in the award of one 30 MHz license in each BTA. After completion of the C-Block auction, the FCC reauctioned 18 C-Block licenses for which the high bidders failed to make initial post-auction down payments. In January, 1997, the FCC completed the auction for the D-, E- and F-Block licenses, each block resulting in the award of one 10 MHz license in each BTA.

SMR and ESMR. As a result of advances in digital technology some providers of wireless communications services have begun to design and deploy or modify networks that utilize SMR and ESMR technologies. ESMR technology increases the capacity of SMR networks enabling more efficient use of the allocated frequency. This increase coupled with additional advances in switching technologies are intended to enable ESMR networks to compete effectively with cellular and PCS networks. ESMR technology may offer certain cost advantages over cellular and PCS technologies due in large part to the fact that, historically, licenses to use part of the radio spectrum allocated for ESMR services have been available at substantially lower costs than licenses to operate cellular or PCS systems in the same geographic areas. Currently, ESMR technology is being used by Nextel Communications to provide wireless telephone services in several large metropolitan areas in the U.S. In addition, the Company believes that several other smaller wireless communications service providers plan to use ESMR technology to offer wireless telephone service in the U.S.

WLL. WLL systems provide non-mobile telecommunications services to users by transmitting voice messages over radio waves from the public switched network to the location of the fixed telephone. WLL systems are seen as an alternative to traditional copper and fiber optic based fixed services with the potential to be implemented more quickly and at lower cost than wireline services. The installation of WLL systems minimizes the need to obtain right-of-ways and excavate existing roads and infrastructure to lay copper or fiber cables in order to install or upgrade a local telephone system serving non-mobile telephones. At the present time, it is not possible to forecast the number of WLL systems that might be implemented in the U.S. or to forecast the effect, if any, such implementation will have on the demand for the Company's wireless infrastructure building and implementation services and wireless infrastructure components.

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

Several national and global mobile satellite or "MSS" based systems are currently being implemented or have been proposed that are intended to compete directly with land-based wireless communications networks. In theory, this technology could create an alternative to land-based wireless networks that might reduce or slow the growth in demand for new and enhanced land-based wireless communications transmitting and receiving facilities, which in turn could have a material adverse effect on the Company's business, results of operations and financial condition. However, the Company believes that the cost of wireless communications services planned to be offered by wireless communications services providers using MSS technologies will be significantly higher than the cost of most services offered by land-based wireless networks. At the present time, while it is not possible to forecast the effect, if any, that MSS or any other alternative technology will have on the demand for the Company's wireless infrastructure building and implementation services and wireless infrastructure components, the Company does not believe that MSS technologies will adversely effect demand for the Company's services and products in the foreseeable future.

Customers

The Company has rendered wireless infrastructure building and implementation services to providers of a broad range of wireless communications service including paging services, analog and digital cellular telephone services, PCS services, SMR services, ESMR services and microwave communications services. Examples of the Company's customers include, Western Wireless Corporation, AT&T Wireless Services Inc., Sprint Spectrum L.P., PCS PrimeCo L.P., BellSouth Mobility, Inc. and Nextel Communications, Inc., among others. In fiscal 1997, Western Wireless Corporation and AT&T Wireless Services Inc. accounted for approximately 20% and 12%, respectively, of the Company's revenues and were the only customers accounting for 10% or more of the Company's revenues.

Sales and Marketing

Although its customers include companies with international operations, historically, the Company has marketed its wireless infrastructure building and implementation services and wireless infrastructure components primarily to providers of wireless communications services in the U.S. The Company's wireless infrastructure building and implementation services are sold on a contract basis and are marketed through either direct customer contact or via response to competitive bids by a national marketing team led by four of the Company's top regional managers. This national marketing team was formed in July 1997 to exploit the increased capabilities and geographic presence which has resulted from the Company's internal growth and acquisitions over the past two fiscal years. Prior to that time, the majority of the Company's wireless infrastructure building and implementation services were marketed on a regional basis by its project managers to customers with current or proposed network construction or modification projects in their regions. The Company generates prospective new customers through referrals from existing customers, wireless communications equipment manufacturers and vendors, through participation in conferences and trade shows and from other sources. The Company is currently seeking to expand its relationships with wireless communications equipment manufacturers and vendors as a method for increasing its exposure to prospective new customers. In addition, the Company is currently seeking to develop a customer finance program designed to enable the Company to offer financing to its customers as a method for obtaining future business. Although the structure of this customer finance program has not been definitively established, the Company currently intends to utilize a portion of its own financial resources either alone or in conjunction with financial resources provided by third-party financing sources. The Company does not use independent distributors or agents in connection with the marketing of its wireless infrastructure building and implementation services.

The Company markets its wireless infrastructure components (i) directly to end users in conjunction with the Company's wireless infrastructure building and implementation services and (ii) through independent third party distributors located principally in the U.S. who then resell these products to end users. The Company also manufactures certain wireless components on a private label basis for sale to several large wireless communications equipment vendors who market these products under their own brand names to end users. The Company believes that, to date, the vast majority of the Company's wireless infrastructure components have been sold to end users located in the U.S.

In addition to its traditional marketing activities, the creation of the Company's national marketing team, and the inception of an effort to develop a customer finance program as a method for obtaining future business, the Company has recently increased its efforts to exploit certain market opportunities the Company believes may be available to the Company to perform wireless infrastructure building and implementation services and sell wireless infrastructure components in connection with the development of new wireless communications networks outside the U.S. Although the Company has been approached regarding the possibility of becoming involved in certain wireless infrastructure development activities outside the U.S., the Company has reached no agreements with respect to any such involvement and the Company has very little experience in doing business outside the U.S. There can be no assurance the Company's efforts to exploit business opportunities outside the U.S. will be successful. See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Cautionary Statements -- Risks Associated with Potential Operations Outside the U.S."

Manufacturing and Product Assembly

The Company manufactures wireless infrastructure components by obtaining sheet metal and other raw materials, standard parts and components from a variety of vendors and specially fabricating and configuring these materials to produce the Company's wireless infrastructure components. The Company also engages third-party contract manufacturers and assemblers to produce certain of these wireless infrastructure components based on the Company's specifications. With the exception of wireless infrastructure components manufactured by third-party contract manufacturers and assemblers, substantially all the Company's wireless infrastructure components are manufactured or assembled at the Company's manufacturing facilities in Salem, Oregon. The Company currently has 20 employees engaged in the manufacture and assembly of the Company's wireless infrastructure components. Although the Company has historically obtained the raw materials, standard parts and components used in the manufacture and assembly of the Company's wireless infrastructure components from a limited number of suppliers, to date, the Company generally has been able to obtain the needed quantities of the items in a timely manner from these suppliers. In addition, substantially all of these items are available from numerous other suppliers.

Research and Development

Although the Company has designed many of its wireless infrastructure components and has the capability to custom design wireless infrastructure components to meet specific customer requirements, historically, the Company has not incurred significant research and development expenses and the Company does not currently anticipate making significant expenditures for research and development activities in the foreseeable future.

Trademark

The Company markets certain of its wireless infrastructure components under the ICECo(TM) brand name. The Company has filed for trademark protection for the ICECo(TM) trademark. There can be no assurance that the Company will be successful in obtaining this trademark or that this trademark will afford the Company with any competitive advantages.

Competition

Historically, the market for wireless infrastructure building and implementation services has been highly competitive but also highly fragmented. As such, most participants in this market have been relatively small firms of between three and fifty employees. While the Company believes that the industry continues to be comprised predominately of these smaller firms, in recent years, as the market for wireless infrastructure building and implementation services has grown, several of the Company's historical competitors have grown substantially. In addition, the Company has faced increasing competition from (i) wireless communications equipment manufacturers which provide wireless infrastructure building and implementation services in conjunction with the sale of wireless communications equipment, (ii) wireless and non-wireless engineering companies, construction companies and construction management companies, and (iii) non-wireless subcontractors. The Company believes that, historically, competition in the market for wireless infrastructure building and implementation services has been based primarily on price and the competitor's reputation for quality and timely completion of work. In recent years, certain competitors, predominately wireless communications equipment manufacturers, have increasingly offered turnkey package solutions for the implementation of new wireless communications networks such as PCS networks. These turnkey package solutions typically include wireless communications equipment, radio frequency or "RF" engineering services, wireless infrastructure building and implementation services and, in many cases, financing for all or a significant portion of the build-out of the network. Initially, many providers of wireless communications services found these turnkey package solutions attractive because of perceived administrative efficiencies of contracting with one party versus contracting separately for the different products and services necessary to implement their networks. Increasingly, however, current and prospective providers of wireless communications services have become dependent on these turnkey package solutions to implement their networks due largely to the availability of the financing component.

The Company believes that many of the wireless communications equipment manufacturers that offer these turnkey package solutions do not themselves have the personnel necessary to perform the wireless infrastructure building and implementation services included as a part of these turnkey package solutions. Consequently, many wireless communications equipment manufacturers contract with other companies to provide some or all of these wireless infrastructure building and implementation services. From time to time, the Company has performed wireless infrastructure building and implementation services in connection with turnkey package solutions offered by certain of these wireless communications equipment manufacturers. However, the Company believes that, in recent years, several wireless communications equipment manufacturers have begun to acquire or enhance their ability to perform wireless infrastructure building and implementation services with their own personnel, thus competing directly with the Company. In addition, the Company believes that many of the Company's other competitors have either developed or are currently seeking to develop a customer finance capability as a method for obtaining future business. As a consequence of this trend, the Company believes that the ability to offer some element of financing in conjunction with the sale of wireless infrastructure building and implementation services is becoming an important competitive factor.

Historically, the Company has not provided any significant financing to its customers in conjunction with the sale of the Company's wireless infrastructure building and implementation services or wireless infrastructure components. However, the Company is currently seeking to develop a customer finance program designed to enable the Company to offer financing to its customers as a method for obtaining future business. See "ITEM 1. DESCRIPTION OF BUSINESS -- Sales and Marketing." There can be no assurance that the Company will be able to develop or successfully implement a customer finance program. Furthermore, many of the Company's competitors have substantially greater financial and other resources than the Company, which may enable them to offer more favorable financing terms to potential customers and thereby obtain a competitive advantage. The inability to successfully develop and implement a competitive customer finance program could have a material adverse effect on the Company's business, results of operations and financial condition. See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Cautionary Statements -- Risks Associated With Providing Financing to Customers."

Business Strategy

The Company's business strategy is centered around satisfying the demand for wireless infrastructure building and implementation services and wireless infrastructure components generated by the build-out of new wireless communications facilities and the modification and maintenance of existing wireless communications facilities. The Company believes that as wireless communications networks proliferate in the U.S., current and prospective operators of wireless communications networks will prefer to deal with companies that offer a larger workforce and a presence in the geographic region in which the operator's network exists or is planned for implementation. Accordingly, the Company has sought to expand its physical presence by opening new regional offices when demand for the Company's wireless infrastructure building and implementation services, or acquisition opportunities, have made such expansion feasible. The Company also has sought to enhance its indigenous new employee hiring, training and retention programs as a method for attracting, training and retaining new, highly skilled workers. Finally, the Company has sought to acquire other companies engaged in the wireless infrastructure building and implementation services business that have good reputations for quality service and highly skilled workers. The Company intends to continue these strategies, subject to the Company's assessment of the present or anticipated demand for the Company's wireless infrastructure building and implementation services and wireless infrastructure components. In addition, the Company intends to (i) pursue development of a customer finance capability as a method for generating new business, (ii) seek to expand its relationships with wireless communications equipment manufacturers and vendors as a method for increasing its exposure to prospective new customers, and (iii) increase its efforts to exploit certain market opportunities the Company believes may be available to the Company to perform wireless infrastructure building and implementation services and sell wireless infrastructure components in connection with the development of new wireless communications networks outside the U.S.

Employees

As of September 1, 1997, the Company employed 394 full-time employees, 284 in wireless infrastructure building and implementation services, 20 in wireless infrastructure component manufacture and assembly and the remainder in executive and administrative positions. This is an increase of 238 employees from September 1, 1996. This increase is primarily due to additional installation and maintenance personnel and administrative personnel required to facilitate the Company's growth and the Company's recent acquisitions. See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Fiscal 1997 Acquisitions." None of the Company's employees are represented by a labor union and the Company considers its employee relations to be good. The Company's future success is also dependent on its ability to attract and retain experienced, highly qualified technical employees, project managers and other key employees who perform and manage the wireless infrastructure building and implementation services provided by the Company. See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Cautionary Statements -- Dependence on Labor Force."

Government Regulation

The wireless communications industry is subject to regulation by state regulatory agencies, the FCC, Congress, the courts and other governmental bodies. There can be no assurance that any of these governmental bodies will not adopt or change regulations or take other actions that would adversely affect the wireless communications industry and the Company's business, results of operations and financial condition.

In addition, the Telecommunications Act of 1996 is expected to cause significant changes in existing regulation of the telecommunications industry that are intended to promote the competitive development of new services, to expand public availability of telecommunications services and to streamline regulation of the industry. These changes include requirements that local exchange carriers must: (i) permit other competitive carriers, which may include many wireless communications service providers, to interconnect to their networks, (ii) establish reciprocal compensation agreements with competitive carriers to terminate traffic on each other's networks, and (iii) offer resale of their local loop facilities. The implementation of these requirements by the FCC and state authorities potentially involves numerous changes in established rules and policies that could adversely affect the wireless communications industry and the Company's business, results of operations and financial condition.

In addition, the construction and installation of wireless transmitting and receiving facilities are often subject to state or local zoning, land use and other regulation. Such regulation may include zoning, environmental and building permit approvals or other state or local certification. The Telecommunications Act of 1996 provides that state and local authority over the placement, construction and modification of personal wireless services (including cellular and other cellular mobile radio services ("CMRS") and unlicensed wireless services) shall not prohibit or have the effect of prohibiting personal wireless services or unreasonably discriminate among providers of functionally equivalent services. Although state and local zoning authorities retain their rights over land use, their actions cannot have the effect of banning wireless services or picking and choosing among similar wireless providers.

ITEM 2.    DESCRIPTION OF PROPERTY

The Company presently leases approximately 5,400 square feet of office space from Michael R. Budagher, its Chairman of the Board, President, Chief Executive Officer, Treasurer and a Director, for $16,800 annually. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

The office space is located in a 6,400 square foot building in Cedar Crest, New Mexico. This office serves as the Company's headquarters and as a regional office for the Company's wireless infrastructure building and implementation. The Company believes the Company's offices in Cedar Crest will be adequate to meet the Company's needs for at least the next twelve months.

The Company maintains two regional offices in Illinois, two regional offices in California and one each in Ohio, Colorado, Alabama, North Carolina, Louisiana, Florida, Texas, Oregon, Oklahoma, New Jersey, Utah and Arizona, from which the Company conducts primarily wireless infrastructure building and implementation operations. The Company manufactures wireless infrastructure components in a 55,000 square foot manufacturing facility located adjacent to its regional office in Salem, Oregon. In addition to the Company's headquarters facility in Cedar Crest, New Mexico, the Company's electrical design and engineering operations are conducted primarily from offices located in Laguna Hills, California and Houston, Texas. Until January, 1997, the Company also maintained a facility for the construction of shelters in Albuquerque, New Mexico. In January, 1997, the Company ceased manufacturing these shelters and instead intends to obtain shelters from unaffiliated third parties for resale to its customers. With the exception of its regional offices and manufacturing facilities located in Salem, Oregon and its regional office located in Oklahoma City, Oklahoma, all of the Company's regional offices are leased pursuant to operating leases that do not exceed five years in duration.

ITEM 3.    LEGAL PROCEEDINGS

The Company is, and from time to time may be, a party to routine legal proceedings incidental to its business. The outcome of these legal proceedings is not expected to have a material adverse effect on the Company's business, results of operations or financial condition, based on the Company's current understanding of the relevant facts and law. The Company maintains general liability insurance against risks arising out of the normal course of business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the Nasdaq National Market under the symbol "SCTR" and on the Pacific Stock Exchange under the symbol "SPP". On September 5, 1997, there were approximately 75 holders of record of the Company's common stock. The following table sets forth the quarterly high and low bid prices for the Company's common stock. These prices reflect inter-dealer prices and do not include adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Fiscal Year Ended
June 30, 1996:                 High    Low
-------------                  ----    ---

Fiscal Quarter Ended 09/30    $3.875  $ 2.50
Fiscal Quarter Ended 12/31    $3.375  $ 2.00
Fiscal Quarter Ended 03/31    $5.75   $ 2.25
Fiscal Quarter Ended 06/30    $6.25   $ 3.625

Fiscal Year Ended
June 30, 1997:                 High    Low
-------------                  ----    ---

Fiscal Quarter Ended 09/30  $   9.625 $3.938
Fiscal Quarter Ended 12/31  $  10.063 $6.75
Fiscal Quarter Ended 03/31  $  16.25  $8.125
Fiscal Quarter Ended 06/30  $  15.563 $8.75

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

On October 30, 1996, the Company issued 93,400 shares of Common Stock to Data Cell Systems, Inc. as part of the consideration for the acquisition of substantially all the assets of Data Cell Systems, Inc.

In connection with the N&L Merger, on May 14, 1997, the Company issued 400,000 shares of Common Stock to the former shareholders of N&L in exchange for all of the outstanding shares of N&L common stock.

On May 28, 1997, the Company issued 186,047 shares of Common Stock to Paramount Communication Systems, Inc. as consideration for the acquisition of substantially all the assets of Paramount Communication Systems, Inc.

On June 1, 1997, the Company issued 55,814 shares of Common Stock to SCC as consideration for the acquisition of substantially all the assets of SCC.

In connection with the MTS Merger, on June 30, 1997, the Company issued 2,380,000 shares of Common Stock to the former shareholder of MTS in exchange for all of the outstanding shares of MTS common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements appearing in the following discussion that are not historical facts are forward-looking statements ("forward-looking statements") within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created by those sections. Such forward-looking statements are necessarily estimates reflecting the best judgment of the Company's management based upon current information and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, those set forth below under the caption "Cautionary Statements" and appearing elsewhere in this Annual Report and appearing from time to time in filings made by the Company with the Securities and Exchange Commission. These risks, uncertainties and other factors should not be construed as exhaustive and the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements. See "ITEM 1. DESCRIPTION OF BUSINESS -- Forward-Looking Statements."

In addition, the following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto and the other financial data appearing elsewhere in this Annual Report.

Fiscal 1997 Acquisitions

During fiscal 1997, the Company completed six acquisitions.

On July 2, 1996, the Company acquired substantially all the assets of East Coast Tower, Inc., a Greensborough, North Carolina-based builder of wireless transmitting and receiving facilities, for approximately $90,000 in cash. This acquisition was accounted for as a purchase.

On October 30, 1996, the Company acquired substantially all the assets of Data Cell Systems, Inc., a builder of wireless transmitting and receiving facilities located in Gilbert, Arizona (located just outside Phoenix, Arizona), in exchange for $160,000 in cash and 93,400 shares of Common Stock. The purchase price of the assets acquired from Data Cell Systems, Inc. is subject to increase by an amount not to exceed $200,000 in the aggregate if certain pre-tax earnings targets are achieved during the three fiscal years immediately following the date of the acquisition and if certain other conditions are met. This acquisition was accounted for as a purchase.

On May 14, 1997, the Company, through a wholly-owned subsidiary, merged (the
"N&L

Merger") with Novak & Lackey Construction Co., an Oklahoma corporation ("N&L"). N&L is based in Oklahoma City, Oklahoma and builds wireless communications facilities and switching facilities primarily for providers of wireless communications services in the Western half of the U.S. In connection with the N&L Merger, the Company issued 400,000 shares of Common Stock for all of the outstanding shares of N&L common stock. As a result of the N&L Merger, N&L became a wholly-owned subsidiary of the Company. The N&L Merger was accounted for as a pooling-of-interests and, accordingly, the Company's financial statements for periods prior to the N&L Merger have been restated to include the results of N&L for all periods presented.

On May 28, 1997, the Company acquired substantially all the assets of Paramonut Communication Systems, Inc., a builder of wireless transmitting and receiving facilities located in Somerdale, New Jersey, in exchange for 186,047 shares of Common Stock. This acquisition was accounted for as a purchase.

On June 1, 1997, the Company acquired substantially all the assets of Specialty Constructors Coatings, Inc. ("SCC"), a Cedar Crest, New Mexico-based provider of lead abatement and other remediation and refinishing services for elevated metal structures such as water towers, in exchange for 55,814 shares of Common Stock. Until March 1, 1997, Michael R. Budagher, Chairman and Chief Executive Officer, Treasurer and a director of the Company owned 50% of the common stock of SCC. On March 1, 1997, Mr. Budagher sold his interest in SCC to two unaffiliated third parties pursuant to the exercise of an warrant to purchase Mr. Budagher's SCC stock granted by Mr. Budagher in 1996. Following the acquisition of the assets of SCC, the assets were transferred to Specialty Fortress, Inc., a Nevada corporation ("Specialty Fortress") and a wholly-owned subsidiary of the Company. Specialty Fortress subsequently changed its corporate name to Specialty Constructors Coatings, Inc. This acquisition was accounted for as a purchase.

On June 30, 1997, the Company, through a wholly-owned subsidiary, merged (the "MTS Merger") with Microwave Tower Service, Inc., an Oregon corporation ("MTS"). MTS is based in Salem, Oregon, and designs, engineers, constructs and installs wireless communications facilities primarily for providers of wireless communications services in the Western half of the U.S. In addition, MTS manufactures and distributes a line of tower installation products used in the implementation, installation and maintenance of wireless communications facilities. In connection with the MTS Merger, the Company issued 2,380,000 shares of Common Stock for all of the outstanding shares of MTS common stock. As a result of the MTS Merger, MTS became a wholly-owned subsidiary of the Company. The MTS Merger was accounted for as a pooling-of-interests and, accordingly, the Company's financial statements for periods prior to the MTS Merger have been restated to include the results of MTS for all periods presented.

Results of Operations

Comparison of the Fiscal Years Ended June 30, 1997 and 1996

Revenues. For the fiscal year ended June 30, 1997, revenues increased to $65,626,800 from $32,585,986 in the fiscal year ended June 30, 1996, which represents an increase of $33,040,814 or 101% over fiscal 1996. This increase in revenues resulted primarily from growth in the Company's wireless infrastructure building and implementation services and wireless infrastructure components businesses. During the fiscal year ended June 30, 1997, two customers represented approximately 32% of the Company's revenues; Western Wireless Corporation 20% and AT&T Wireless Systems, Inc. 12%.

Gross Profit.  Gross profit for fiscal year ended June 30, 1997 increased

$5,231,735 or 75% from $6,983,515 in fiscal 1996 to $12,215,250 in fiscal 1997.
This increase resulted primarily from growth in the Company's wireless infrastructure building and implementation services and wireless infrastructure components businesses associated with the build-out of new PCS networks and the expansion of existing cellular telephone networks. Gross profit as a percentage of revenue decreased from 21% in fiscal 1996 to 19% in fiscal 1997, primarily due to higher use of subcontract labor during fiscal 1997 and decreases in labor efficiency resulting from relatively lower business activity experienced during the Company's fourth fiscal quarter. See "ITEM 1. DESCRIPTION OF BUSINESS -- Other Recent Developments."

Selling, General and Administrative ("SG&A") Expenses. As a percentage of revenues, SG&A expenses decreased from 10% of revenues in fiscal 1996 to 9% of revenues in fiscal 1997. SG&A expenses increased $2,505,262 or 73% from $3,410,546 in fiscal 1996 to $5,915,808 in fiscal 1997. The decrease in SG&A expenses as a percentage of revenue was primarily attributable to increased operating and administrative efficiencies realized during the fiscal year. The increase in SG&A expenses resulted primarily from increased marketing and administrative expenses associated with additional personnel added to accommodate the Company's growth and costs incurred in connection with the Company's acquisitions during the year.

Net Earnings. Net earnings increased $2,492,166 or 78% to $5,687,742 in the fiscal year ended June 30, 1997 from $3,195,576 in the fiscal year ended June 30, 1996. This increase resulted primarily from growth in the Company's wireless infrastructure building and implementation services and wireless infrastructure components businesses associated with the build-out of new PCS networks and the expansion of existing cellular telephone networks. As a percentage of revenue, net earnings decreased from 10% in fiscal 1996 to 9% in fiscal 1997, primarily due to (i) higher use of subcontract labor during fiscal 1997, (ii) decreases in labor efficiency resulting from relatively lower business activity experienced during the Company's fourth fiscal quarter, and (iii) costs incurred in connection with the Company's acquisitions during the year. See "ITEM 1. DESCRIPTION OF BUSINESS -- "Recent Acquisition's" and "Other Recent Developments."

Redemption of Public Warrants; Exercise of Underwriters' Warrants

On February 20, 1997, the Company notified registered holders of its Public Warrants that the Company intended to redeem all unexercised Public Warrants on March 26, 1997 (the "Redemption Date") for a redemption price of $.05 per Public Warrant. The Public Warrants were issued in November 1994 in connection with the Company's initial public offering. Each Public Warrant entitled the holder thereof to purchase one (1) share of Common Stock at an exercise price of $6.00 per share. The total number of Public Warrants issued was 500,000, none of which had been exercised at February 20, 1997. Prior to the Redemption Date, approximately 499,670 Public Warrants were exercised resulting in the issuance by the Company of approximately 499,670 shares of Common Stock. Following the Redemption Date, the Company redeemed the remaining Public Warrants. In addition, during fiscal 1997, the underwriters of the Company's 1994 initial public offering exercised all of the 50,000 Underwriters' Warrants ("Underwriters' Warrants") issued to the underwriters in connection with the Company's 1994 initial public offering resulting in the issuance by the Company of 150,000 shares of Common Stock. The Company received approximately $3,607,000 in net proceeds in connection with the exercise of the Public Warrants and the Underwriters' Warrants, substantially all of which were used for additional vehicles, equipment and facilities used in the Company's wireless infrastructure building and implementation services business.

Liquidity and Capital Resources

At June 30, 1997, the Company had cash and temporary investments totaling $989,720, a decrease of $2,422,898 from June 30, 1996. In addition, at June 30,

1997, the Company had $769,850 of available for sale securities, an increase of $473,815 from June 30, 1996. During the fiscal year ended June 30, 1997, cash utilized for operating activities was $275,995. Net cash flow from operating activities was impacted primarily by increases in accounts receivable associated with increased revenues generated during fiscal 1997 as compared to fiscal 1996. During fiscal 1997, the Company expended $3,609,094, primarily for additional vehicles, equipment and facilities used in the Company's wireless infrastructure building and implementation services business.

Net cash generated by financing activities during fiscal 1997 was $1,936,006, consisting of short-term borrowings under the Company's existing lines of credit and long-term borrowings for property and equipment, plus the net proceeds received by the Company in connection with the exercise prior to redemption of Public Warrants and the exercise of Underwriters' Warrants. At June 30, 1997, approximately $1,115,000 of proceeds from the Company's initial public offering remained, a decrease of approximately $2,065,000 from June 30, 1996. At present, the Company intends to utilize the majority of the unexpended proceeds to effect acquisitions and for working capital and other general corporate needs.

At June 30, 1997, the Company had two available lines of credit for working capital use. The first is for $6 million with Norwest Bank New Mexico, which is secured by accounts receivable and other intangibles of subsidiary companies of Speciality Teleconstructors, Inc., interest accrues at the prime rate plus 1/2%, which totals 9% at June 30, 1997. At June 30, 1997, borrowings under the line totaled $772,928, leaving $5,227,072 available for the future borrowings. The final maturity date on this line is November 1997. The other line of credit with Western Bank of Salem, Oregon is for Microwave Tower Service, Inc. in the amount of $4 million, which is secured by a major stockholder of the Company. Interest accrues at the prime rate plus 1%, which totals 9 1/2% at June 30, 1997. At June 30, 1997, borrowings under the line totaled $2,614,982, leaving $1,385,018. Final maturity of this line is May 1988.

The Company's future cash requirements for fiscal 1998 and beyond will depend primarily upon the level of wireless infrastructure building and implementation business conducted by the Company, the level of working capital needed to generate the revenues associated with such business and acquisition opportunities. The Company believes that revenues from operations, amounts available under the lines of credit noted above and other capital resources available to the Company will be adequate to satisfy its working capital requirements for at least the next twelve months.

     To date, the Company has derived substantially all its revenues from sales in the U.S. and inflation has not had a significant effect on the Company's business. The Company does not currently expect inflation to adversely affect the Company in the future unless it increases significantly in the U.S. or unless the Company begins doing business outside the U.S. in countries in which inflation is significantly higher than in the U.S. See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Cautionary Statements -- Risks Associated with Potential Operations Outside the U.S."

New Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards ("SFAS") 128, "Earnings Per Share." SFAS 128 establishes new standards for computing and presenting earnings per share (EPS. Specifically, SFAS 128 replaces the currently required presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted.
Management believes that the application of SFAS 128 will not have a material effect on the Company's future financial statements.

In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. Specifically, SFAS 130 requires that all items that meet the definition of components of comprehensive income be reported in a financial statement for the period in which they are recognized. However, SFAS 130 does not specify when to recognize or how to measure the items that make up comprehensive income. SFAS 130 is effective for financial statements issued for periods ending after December 15, 1997 and early application is permitted. Management believes that the application of SFAS 130 will not have a material effect on the Company's future financial statements.

In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Financial Reporting for Segments of Business Enterprise." SFAS 131 suprecedes the "industry segment" concept of SFAS 14 with a "management approach" concept as the basis for identifying reportable segments. SFAS 131 is effective for financial statements issued for periods ending after December 15, 1997 and early application is permitted. Management believes that the application of SFAS 131 will not have a material effect on the Company's future financial statements.

Cautionary Statements

Dependence on the Wireless Communications Industry

The Company is dependent on the continued growth, viability and financial stability of its customers, which are in turn substantially dependent on the continued growth, viability and financial stability of the wireless communications industry. The wireless communications industry is highly competitive and has been characterized by rapid technological and regulatory change. Examples of recent technological changes include the advent or continued rapid development of new or enhanced wireless communications technologies such as PCS, ESMR and MSS-based wireless communications technologies. These technological changes could reduce, delay or make unnecessary the expansion or construction of new wireless communications networks, which in turn could render the Company's products and services obsolete or noncompetitive or otherwise reduce the demand for such products and services. A recent example of regulatory changes affecting the industry is the enactment of the Telecommunications Act of 1996 which is expected to cause significant changes in existing regulation of the telecommunications industry that are intended to promote the competitive development of new services, to expand public availability of telecommunications services and to streamline regulation of the industry. In addition, many of the Company's customers are affected by general economic conditions. Any downturn or other disruption of the wireless communications industry caused by adverse competitive developments, technological changes, government regulation, lack of available financing or other factors would have a material adverse effect on the Company's business, results of operations and financial condition. See "ITEM 1. DESCRIPTION OF BUSINESS -- Other Recent Developments."

Uncertainty and Fluctuations of Operating Results.

The Company has experienced and may continue to experience fluctuations in quarterly and annual operating results due to variations in the amount and timing of revenues generated by its wireless infrastructure building and implementation services business and wireless infrastructure components business. There can be no assurance that the Company will sustain profitability on a quarterly or annual basis in the future. The Company's future results will depend in part on the continued deployment of new wireless communications networks in the U.S. and the continued success of the Company's wireless infrastructure building and implementation services business and the Company's ability to successfully manufacture and sell commercial scale quantities of its wireless infrastructure components on a timely and profitable basis.

Dependence on Key Personnel

The Company relies on the business and technical expertise of its senior management personnel and certain other key employees. The Company's future performance depends in substantial part upon the continued contributions of these individuals. The loss of the services of any one of these individuals could have a material adverse effect on the Company's business, results of operations and financial condition. In particular, the Company's future performance is highly dependent on the continued contributions of Mr. Michael R. Budagher, a founder, director and the Company's Chairman of the Board, President, Chief Executive Officer and Treasurer. The loss of the services of Mr. Budagher would have a material adverse effect on the Company's business, results of operations and financial condition. Mr. Budagher is not bound by an employment agreement with the Company and no assurance can be given that his services will be available at acceptable levels of compensation. The Company currently maintains key-man life insurance in the amount of $7,000,000 on Mr. Budagher. However, the Company believes that the proceeds from such insurance would not be sufficient to compensate it for the loss of Mr. Budagher's services.

Dependence on Labor Force

The Company's future success is also dependent on its ability to attract and retain experienced, highly qualified technical employees, project managers and other key employees who perform and manage the wireless infrastructure building and implementation services provided by the Company. The Company believes there is, and there will continue to be, intense competition for the services of these individuals from competitors in the wireless infrastructure development and implementation industry and from providers of wireless communications services. The loss of significant numbers of the Company's current technical and project management personnel or the inability to attract and retain sufficient numbers of additional technical and project management personnel to support the expansion of the Company's business would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to retain its key employees or that it will be able to attract or retain other experienced, highly qualified technical and project management personnel in the future. See "ITEM 1. BUSINESS --Employees."

Risks Associated with Providing Financing to Customers

There are a number of risks associated with the Company's plans to pursue opportunities to provide financing to customers in return for new business. The Company's ability to develop and implement a customer finance program will depend on a number of factors, including the Company's capital structure, level of available credit and ability to provide financing in conjunction with third-party financing sources. There can be no assurance that the Company will be able to arrange or provide such financing on terms and conditions, and in amounts, that will be satisfactory to potential customers. Many of the Company's competitors have substantially greater financial and other resources than the Company, which may enable them to offer more favorable financing terms and thereby obtain a competitive advantage. The inability to successfully develop and implement a competitive customer finance program or to successfully compete for new business could have a material adverse effect on the Company's business, results of operations and financial condition.

In addition, in order to develop and implement a customer finance program, the Company will be required to expose itself to significant project, market, political and credit risks. Although the Company currently intends to seek to have third parties assume a significant portion of the credit risk associated with providing financing to the Company's customers, there can be no assurance that the Company will be able to do so. There can be no assurance that the Company will be able to provide such financing either alone or in conjunction with third-party financing sources. There can be no assurance that the Company will be able to obtain new business as a result of its efforts to provide financing or that any new business obtained will be profitable. Providing financing to customers will expose the Company to all the financial risks inherent in the customer's business and there can be no assurance that the customer will be able to repay or return the Company's investment within an acceptable period of time or at all. The failure of a customer to repay or return the Company's investment or otherwise fulfill its obligations with respect to customer financing provided by or through the Company could have a material adverse effect on the Company's business, results of operations and financial condition.

Risks Related to Acquisitions

As a key component of its business strategy, over the past two fiscal years, the Company has made eight acquisitions of assets or companies. See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Fiscal 1997 Acquisitions." Execution of this component of its business strategy requires the Company's management to, among other things, (i) identify geographic markets in which the Company can successfully compete, (ii) identify acquisition candidates who are willing to be acquired at prices and on terms acceptable to the Company, and (iii) consummate identified acquisitions. In addition, it is possible that future acquisitions will require the Company to obtain additional financing either to consummate the acquisition or to provide additional working capital to facilitate the increased level of business activity caused by the acquisition. Certain risks are inherent in an acquisition strategy, such as dilution of outstanding equity securities, increased leverage and debt service requirements, the difficulty in combining different company cultures and facilities and the possibility of significant turnover among key employees of the acquired company following the acquisition, any of which could materially adversely affect the Company's operating results or the market price of the Common Stock prevailing from time to time. The success of any completed acquisition will depend in part on the Company's ability to effectively integrate the acquired business, which integration may involve unforeseen difficulties and may require a disproportionate amount of management's attention and the Company's financial and other resources.

The Company is currently considering several acquisitions of companies engaged in the wireless infrastructure building and implementation services that the Company believes can complement or expand the Company's current customer base and ability to provide wireless infrastructure building and implementation services to its customers. The Company has entered into a Letter of Intent to acquire substantially all the assets of Ellis Tower Systems, Inc., a builder of wireless transmitting and receiving facilities located in Ft. Lauderdale, Florida, in exchange for a combination of cash and shares of Common Stock valued at approximately $2.25 million. Consummation of this acquisition is subject to negotiation and execution of definitive documentation among other conditions and there can be no assurance that the acquisition will be consummated.

No other agreement, definitive or otherwise, with respect to any potential acquisitions has been reached. From time to time the Company has, and in the future may continue to, enter into negotiations with respect to potential acquisitions for these purposes, some of which have resulted or may result in preliminary agreements. In the course of these negotiations and/or due diligence, these negotiations and/or preliminary agreements may be abandoned, modified or terminated. No assurance can be given that the Company will complete any of the acquisitions currently under consideration, that additional suitable acquisition candidates will be identified, that such future acquisitions, if any, will be made on terms acceptable to the Company, or that future acquisitions, if completed, will be successful.

Possible Need for Additional Financing

During the past two fiscal years, the Company has made significant expenditures for the acquisition of new equipment used primarily in the Company's wireless infrastructure building and implementation services business and to make certain of the Company's recent acquisitions. In addition, the Company has recently begun an effort to develop a customer finance program designed to enable the Company to provide financing to customers in return for new business. To the extent that the Company's cash resources are insufficient to fund the Company's activities, the Company will be required to raise additional funds. The Company may, from time to time, seek additional funding through public or private financing, including debt or equity financing. There can be no assurance that adequate funding will be available as needed on terms acceptable to the Company, or at all. If additional funds are raised by issuing equity or convertible debt securities, existing stockholders may experience dilution. Insufficient funds may inhibit future growth or require the Company to scale back or eliminate some or a significant part of its business.

Competition

Competition in the wireless infrastructure building and implementation services and wireless infrastructure components businesses is intense and many of the Company's competitors have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than those of the Company. There can be no assurance that the Company will be able to compete effectively or that future increases or changes in competition will not have a material adverse effect on the Company's business, results of operations and financial condition. See "ITEM 1. DESCRIPTION OF BUSINESS -- Competition."

Product Liability

The manufacturing, marketing and use of the Company's wireless infrastructure components entail the risk of product liability. While the Company currently has product liability insurance that it believes is adequate to protect against product liability claims, no assurance can be given that the Company will be able to continue to maintain such insurance at a reasonable cost or in sufficient amounts to protect the Company against losses due to product liability. An inability to maintain insurance at an acceptable cost or to otherwise protect against potential product liability could prevent or inhibit the Company's ability to market its wireless infrastructure components. In addition, a product liability claim or recall could have a material adverse effect on the business, results of operations and financial condition of the Company.

Risks Associated with Potential Operations Outside the U.S.

To date, the Company has derived substantially all its revenues from sales in the U.S. Consequently, the Company has very little experience doing business outside the U.S. However, recently the Company has increased its efforts to exploit certain market opportunities the Company believes may be available to the Company to perform wireless infrastructure building and implementation services and sell wireless infrastructure components in connection with the development of new wireless communications networks outside the U.S. as a method for obtaining future business. Although the Company has been approached regarding the possibility of becoming involved in certain wireless infrastructure development activities outside the U.S., the Company has reached no agreements with respect to any such involvement. There can be no assurance the Company's efforts to exploit business opportunities outside the U.S. will be successful or that any business so obtained will be profitable to the Company. If the Company does begin to do business outside the U.S., the Company will be subject to the risks of doing business internationally, including unexpected changes in regulatory requirements; fluctuations in foreign currency exchange rates; imposition of tariffs and other barriers and restrictions; the burdens of complying with a variety of foreign laws; and general economic and geopolitical conditions, including inflation and trade relationships. There can be no assurance that currency fluctuations, changes in the rate of inflation or any of the aforementioned factors will not have a material adverse effect on the Company's business, results of operations and financial condition.

Government Regulation

The wireless communications industry is subject to regulation by state regulatory agencies, the FCC, Congress, the courts and other governmental bodies. There can be no assurance that any of these governmental bodies will not adopt or change regulations or take other actions that would adversely affect the wireless communications industry and the Company's business, results of operations and financial condition.

The Telecommunications Act of 1996 is expected to cause significant changes in existing regulation of the telecommunications industry that are intended to promote the competitive development of new services, to expand public availability of telecommunications services and to streamline regulation of the industry. These changes include requirements that local exchange carriers must:
(i) permit other competitive carriers, which may include many wireless communications service providers, to interconnect to their networks, (ii) establish reciprocal compensation agreements with competitive carriers to terminate traffic on each other's networks, and (iii) offer resale of their local loop facilities. The implementation of these requirements by the FCC and state authorities potentially involves numerous changes in established rules and policies that could adversely affect the wireless communications industry and the Company's business, results of operations and financial condition.

In addition, the construction and installation of wireless transmitting and receiving facilities are often subject to state or local zoning, land use and other regulation. Such regulation may include zoning, environmental and building permit approvals or other state or local certification. The Telecommunications Act of 1996 provides that state and local authority over the placement, construction and modification of personal wireless services (including CMRS and unlicenced wireless services) shall not prohibit or have the effect of prohibiting personal wireless services or unreasonably discriminate among providers of functionally equivalent services. Although state and local zoning authorities retain their rights over land use, their actions cannot have the effect of banning wireless services or picking and choosing among similar wireless providers.

Alleged Health Risks Related to RF Emissions

Allegations have been raised that the use of cellular telephones and other wireless communications devices may pose health risks to humans due to RF emissions from the handsets. Studies performed by wireless telephone equipment manufacturers dispute these allegations, and a major industry trade association and certain governmental agencies have stated publicly that the use of such phones poses no undue health risk. Regardless of the truth of these allegations, they could have an adverse effect on the wireless communications industry which in turn could have an adverse effect on the Company. In addition, digital wireless telephones have been shown to cause interference to some electronic devices, such as hearing aids and pacemakers.

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

Seasonality of Installation Activities

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

Volatility of Stock Price

Historically, the Company's stock price has been volatile. The sales prices for the Company's Common Stock have ranged from $3.938 to $16.25 during the fiscal year ended June 30, 1997. See "ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS." Future announcements concerning the Company or its competitors or the wireless communications industry, changes in recommendations of securities analysts, government regulations or other events, may have a significant impact on the market price of the Company's Common Stock. The Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfalls in revenues or earnings from the levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's Common Stock in any given period.

Transactions with Affiliates

The Company often enters into transactions with its affiliates and other persons or entities affiliated with the Company or its affiliates. There are numerous conflicts of interest between the Company and its affiliates, particularly between the Company and entities that are affiliated with individuals having executive responsibility for the Company. Typically, these include the possibility of channeling business to entities other than the Company that is more appropriately business of the Company, the Company paying excessive prices to affiliated entities, or the Company subsidizing the affiliated entity by charging less than market rates. The Company has extensive experience in costing the services it provides, and management of the Company believes that the Company's costing to affiliated entities is consistent with its general costing. Similarly, products or services received by the Company from affiliated entities have been at substantially the same rates charged other enterprises. The Company has compared these rates prior to engagement with independent quotes or with rates charged by other entities. None of the agreements or arrangements with affiliates are subject to adjustment.

While there has been no independent determination as to the fairness of the Company's transactions with affiliated entities, the Company's Board of Directors has reviewed these transactions and has found the terms of these transactions to be fair and reasonable to the Company. Management of the Company believes that the transactions with affiliated entities that occurred in the past have been fair and reasonable to the Company and that practical measures have been taken to assure that any such transactions in the future will be fair and reasonable to the Company.

Outstanding Options; Risk of Further Dilution

As of June 30, 1997, the Company has outstanding options to purchase a total of 633,845 shares of Common Stock at a weighted average exercise price of $8.85 per share including 395,000 options granted under the Company's Amended and Restated 1994 Stock Option Plan; 20,000 options granted under the Company's Outside Directors' Stock Option Plan; and 218,000 shares granted under the Company's 1997 Stock Incentive Plan. Of these options, 405,845 are currently exercisable including all the options granted under the Amended and Restated 1994 Stock Option Plan and all the options granted to date under the Outside Directors' Stock Option Plan. All of the options granted to date under the Company's 1997 Stock Incentive Plan were granted subject to ratification and approval of the 1997 Stock Incentive Plan by the Company's stockholders at the Company's Annual Meeting for the fiscal year ended June 30, 1997. In the future, the price which the Company would receive for its Common Stock upon exercise of such options could be significantly less than the value of, or market price for, the Common Stock at the time such options are exercised. While such options are outstanding, the holders thereof are given, at little or no cost, the opportunity to profit from a rise, if any, in the value of or market price (if any) for the Common Stock without assuming the risk of ownership. To the extent that any such options are exercised, the interests of the Company's stockholders will be diluted proportionately.

No Intention to Pay Dividends

The Company has never declared or paid any cash dividends on the Common Stock and does not anticipate paying dividends on the Common Stock at any time in the near future. The current policy of the Company's Board of Directors is to retain earnings, if any, to provide funds for operations and expansion of the Company's business. Any future determination as to the payment of dividends will be at the discretion of the Board of Directors of the Company and will depend on the Company's earnings, capital requirements, and financial condition and such other factors as the Board of Directors may deem relevant.

Limitations on Director Liability

Section 78.751 of the General Corporation Law of Nevada ("NGCL") empowers a corporation to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of the corporation, by reason of the fact that he or she is or was a director, officer, employee or agent of the corporation or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation or enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred in connection with such action, suit or proceeding if the person indemnified acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. In the case of any action by or in the right of the corporation, no indemnification may be made in respect to any claim, issue or matter as to which such person shall have been adjudged to be liable to the corporation or for amounts paid in settlement to the corporation unless and only to the extent that the court in which such action or suit was brought or other court of competent jurisdiction determines that in view of all the circumstances of the case such person is fairly and reasonably entitled to indemnity for such expenses as the court shall deem proper. Section 78.751 of the NGCL further provides that to the extent a director or officer of a corporation has been successful in the defense of any action, suit or proceeding referred to above or in the defense of any claim, issue or matter therein, he or she shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by him or her in connection therewith.

The Company's Articles of Incorporation, as amended (the "Articles"), and Restated By-Laws provide, in effect, that to the extent and under the circumstances permitted by Section 78.751 of the NGCL and subject to certain conditions, the Company shall indemnify any person who was or is a party or is threatened to be made a party to or is involved in any action, suit or proceeding of the type described above by reason of the fact that he or she is or was a director or officer of the Company or is or was serving at the request of the Company as a director, officer, employee or agent of another corporation. The indemnification provisions set forth in the Articles and the Company's By-laws provide for broad indemnification under Nevada law with no express exclusion for liabilities arising under or in connection with the Securities Act. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. At present, there is no pending litigation or proceeding involving a director or officer of the Company in which indemnification is required or permitted, and the Company is not aware of any threatened litigation or proceeding that may result in a claim for such indemnification.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information called for by this item is included in the Company's Consolidated Financial Statements and the notes thereto beginning on page F-1 of this Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Reference is made to the information set forth under the caption "DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT" appearing in the Proxy Statement to be filed within 120 days after the end of the Company's fiscal year, which information is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

Reference is made to the information set forth under the caption "EXECUTIVE COMPENSATION" appearing in the Proxy Statement to be filed within 120 days after the end of the Company's fiscal year, which information is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the information set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" appearing in the Proxy Statement to be filed within 120 days after the end of the Company's fiscal year, which information is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the information set forth under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" appearing in the Proxy Statement to be filed within 120 days after the end of the Company's fiscal year, which information is incorporated herein by reference.

ITEM 13.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  EXHIBIT
          NUMBER         DESCRIPTION OF EXHIBIT
          ------         ----------------------

          2.1 Agreement and Plan of Merger, dated as of March 31, 1997 (the "Merger Agreement") among Novak & Lackey Construction Co., Inc., an Oklahoma corporation, the Frank D. Lackey Revocable Trust, the Jo LaVern Lackey Revocable Trust, the Jay Christopher Lackey Trust, Specialty Teleconstructors, Inc., a Nevada corporation ("STI") and N&L Acquisition, Inc., an Oklahoma corporation and a wholly-owned subsidiary of STI (2)

          2.2 Agreement and Plan of Merger dated as of June 30, 1997 among Microwave Tower Service, Inc., an Oregon corporation ("MTS"), each of the stockholders listed on
                         Exhibit 1 to the Agreement and Plan of Merger, Specialty Teleconstructors, Inc., a Nevada corporation ("STI") and MTS Acquisition, Inc., a wholly-owned subsidiary of STI (3)

          3.1            Articles of Incorporation of the Registrant, as amended
                         (4)

          3.2 Amendment No. 1 to the Articles of Incorporation of the Registrant(4)

          3.3            Restated By-laws of the Registrant(1)

          4.1 Specimen Common Stock Certificate, par value $.01, of the Registrant(5)

          4.2 Specimen Redeemable Common Stock Purchase Warrant Certificate of the Registrant(6)

          4.3 Warrant Agreement, dated November 4, 1994, by and among the Registrant, American Stock Transfer & Trust Company and Thomas James & Associates, Inc.(6)

          4.4 Underwriters' Warrant dated as of November 4, 1994 issued to Thomas James & Associates, Inc.(6)

          4.5 Underwriters' Warrant dated as of November 4, 1994 issued to Dillon-Gage Securities, Inc.(6)

          4.6 Form of Notice of Redemption of Redeemable Common Stock Purchase Warrants (6)

          10.1 Amended and Restated 1994 Stock Option Plan of Specialty Teleconstructors, Inc. (4)

          10.2 Outside Directors Stock Option Plan of Specialty Teleconstructors, Inc. (5)

          10.3           Specialty Teleconstructors, Inc. 1997 Stock Incentive
                         Plan (1)

          10.4 Revolving Line of Credit Agreement, dated April 12, 1994 between the Registrant and First State Bank of Albuquerque, New Mexico.(5)

          10.5 Letter Agreement and Promissory Note, dated January 22, 1997, between the Registrant and Norwest Bank New Mexico, N.A.(6)

          10.6 Employment Agreement dated as of July 7, 1996, by and between Dennis K. Hartnett and Specialty
                         Teleconstructors, Inc., a Nevada corporation (1)

          10.7 Employment Agreement dated as of March 31, 1997, by and between Novak & Lackey Construction Co., Inc., an Oklahoma corporation, and Frank D. Lackey (2)

          10.8 Asset Purchase Agreement dated as of May 28, 1997 among Paramount Communications Systems, Inc., a New Jersey corporation, Michael Moskowitz, the sole shareholder of Paramount, Specialty

                         Constructors, Inc., a New Mexico corporation and Specialty Teleconstructors, Inc., a Nevada corporation
                         (7)

          10.9 Employment Agreement dated as of June 30, 1997, by and between Microwave Tower Services, Inc., an Oregon corporation ("MTS"), and Ernie L. Carpenter (1)

          21             Subsidiaries of the Registrant(1)

          23.1           Consent of KPMG Peat Marwick LLP

          27.1           Financial Data Schedule(1)

__________________

(1)  Filed herewith
(2) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-QSB for the Fiscal Quarter Ended March 31, 1997
(3) Filed as an to the Registrant's Current Report on Form 8-K filed on July 15, 1997
(4) Filed as an Exhibit to the Registrant's Registration Statement on Form S-8, SEC File No. 333-18899
(5) Filed as an Exhibit to the Registrant's Registration Statement on Form SB-2, SEC File No. 33-79998-D
(6) Filed as an Exhibit to the Registrant's Registration Statement on Form SB-2, SEC File No. 333-21027
(7) Filed as an to the Registrant's Current Report on Form 8-K filed on July 30, 1997

     (b)  Reports on Form 8-K

          The Registrant did not file any Current Reports on Form 8-K during the fiscal year ended June 30, 1997.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 15, 1997

                                  SPECIALTY TELECONSTRUCTORS, INC.

                                         By:      /s/  MICHAEL R. BUDAGHER
                                            ------------------------------------
                                          Michael R. Budagher, Chairman of the
                                          Board, President, Chief Executive
                                          Officer and Treasurer


                                         By:      /s/ DENNIS K. HARTNETT
                                            ------------------------------------
                                          Dennis K. Hartnett, Chief Accounting
                                          Officer and Secretary


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                          By:     /s/ MICHAEL R. BUDAGHER
                             ------------------------------------
Date: September 15, 1997          Michael R. Budagher, Director


                          By:     /s/ JOHN D. EMERY
                             ------------------------------------
Date: September 15, 1997          John D. Emery, Director


                          By:     /s/ TERRY D. FARMER
                             ------------------------------------
Date: September 15, 1997          Terry D. Farmer, Director

                          By:     /s/ JON D. WORD
                             ------------------------------------
Date: September 15, 1997          Jon D. Word, Director

                          By:     /s/ FRANK D. LACKEY
                             ------------------------------------
Date: September 15, 1997          Frank D. Lackey, Director

                          By:     /s/ERNIE L. CARPENTER
                             ------------------------------------
Date: September 15, 1997          Ernie L. Carpenter, Director

                       SPECIALTY TELECONSTRUCTORS, INC.
                               AND SUBSIDIARIES

                       Consolidated Financial Statements

                            June 30, 1997 and 1996

                 (With Independent Auditors' Reports Thereon)

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------



The Board of Directors
Specialty Teleconstructors, Inc.:


We have audited the accompanying consolidated balance sheets of Specialty Teleconstructors, Inc. and subsidiaries, as of June 30, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Novak & Lackey Construction Co., Inc. (N&L), a wholly owned subsidiary as of June 30, 1996 and for the year then ended. Those financial statements of N&L reflect total assets constituting 8.47 percent and total revenues constituting 19.24 percent, respectively, of the related consolidated totals in 1996. Those financial statements of N&L were audited by other auditors whose report was furnished to us, and our opinion, insofar as it relates to the amounts included for N&L, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Specialty Teleconstructors, Inc. and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                    KPMG Peat Marwick LLP

Albuquerque, New Mexico
August 29, 1997

                       SPECIALTY TELECONSTRUCTORS, INC.
                               AND SUBSIDIARIES

                          Consolidated Balance Sheets

                            June 30, 1997 and 1996

                     Assets (Substantially Pledged)                           1997         1996
                     ------------------------------                           ----         ----
Current assets:
 Cash and cash equivalents                                                 $   989,720   3,412,618
 Available for sale securities                                                 769,850     296,035
 Contracts receivable, less allowance for doubtful accounts of
  $355,000 in 1997                                                          14,740,479   9,110,279
 Costs and estimated earnings in excess of billings on
  uncompleted contracts (note 3)                                             2,233,289   1,457,004
 Finished goods inventory                                                    2,664,239     689,757
 Prepaid income taxes                                                          407,477      62,751
 Other current assets                                                          283,760     197,669
                                                                           -----------  ----------
   Total current assets                                                     22,088,814  15,226,113

Property and equipment, net (note 4)                                         8,429,906   4,164,548

Other assets, net                                                            1,844,544     198,438
                                                                           -----------  ----------
                                                                           $32,363,264  19,589,099
                                                                           ===========  ==========

    Liabilities and Stockholders' Equity
    ------------------------------------
Current liabilities:
 Trade accounts payable                                                    $ 4,021,694   2,737,469
 Lines of credit (note 6)                                                    3,387,910   2,132,000
 Notes payable to stockholder (note 7)                                       2,000,000     500,000
 Billings in excess of costs and estimated earnings on
  uncompleted contracts (note 3)                                               597,939     242,580
 Accrued expenses                                                              790,975   1,228,636
 Current installments of notes payable (note 8)                                573,798      77,620
 Current income taxes (note 11)                                                      -     578,200
 Deferred income taxes (note 11)                                               384,600     297,800
                                                                           -----------  ----------
   Total current liabilities                                                11,756,916   7,794,305

Deferred income taxes (note 11)                                                 90,000     387,100

Notes payable, excluding current installments (note 8)                       2,012,081     961,856
                                                                           -----------  ----------
   Total liabilities                                                        13,858,997   9,143,261
                                                                           -----------  ----------

Stockholders' equity:
 Common stock, $.01 par value.  Authorized 10,000,000 shares; issued
  7,876,554 and 6,872,308 shares in 1997 and 1996 (notes 9, 10 and 16)          78,765      68,723
 Additional paid-in capital                                                 12,015,667   5,344,298
 Retained earnings                                                           6,409,835   5,032,817
                                                                           -----------  ----------
   Total stockholders' equity                                               18,504,267  10,445,838

Commitments (notes 5, 14 and 16)
                                                                           -----------  ----------
                                                                           $32,363,264  19,589,099
                                                                           ===========  ==========

See accompanying notes to consolidated financial statements.

                       SPECIALTY TELECONSTRUCTORS, INC.
                               AND SUBSIDIARIES

                      Consolidated Statements of Earnings

                       Years ended June 30, 1997 and 1996


                                                            1997          1996
                                                            ----          ----
Revenues earned:
 Installation services                                  $57,250,485   28,567,033
 Component sales                                          8,376,315    4,018,953
                                                        -----------   ----------
   Total revenues earned                                 65,626,800   32,585,986
                                                        -----------   ----------

Cost of revenues earned:
 Cost of installation services                           48,298,454   22,571,215
 Cost of components                                       5,113,096    3,031,256
                                                        -----------   ----------
   Total cost of revenues earned                         53,411,550   25,602,471
                                                        -----------   ----------
   Gross profit on revenues earned                       12,215,250    6,983,515

Selling, general and administrative expenses              5,915,808    3,410,546
                                                        -----------   ----------
   Earnings from operations                               6,299,442    3,572,969
                                                        -----------   ----------

Other income (deductions):
 Gain (loss) on sale of equipment                            10,489       (5,112)
 Interest income                                            181,516      275,397
 Interest expense                                          (429,615)     (82,027)
 Other, net                                                 (30,590)        (851)
                                                        -----------   ----------
                                                           (268,200)     187,407
                                                        -----------   ----------
   Earnings before income taxes                           6,031,242    3,760,376

Income taxes                                                343,500      564,800
                                                        -----------   ----------

   Net earnings                                         $ 5,687,742    3,195,576
                                                        ===========   ==========

Net earnings per common and common equivalent share            $.78          .46
                                                        ===========   ==========

Pro forma information (note 12):
 Net earnings                                           $ 5,687,742    3,195,576
 Pro forma adjustment for income taxes of acquired
  entity previously filing as an S Corporation            2,140,500      891,300
                                                        -----------   ----------
 Pro forma net earnings after adjustment
  for income taxes of acquired entity                   $ 3,547,242    2,304,276
                                                        ===========   ==========
 Pro forma net earnings per common and common
  equivalent share                                             $.49          .33
                                                        ===========   ==========

See accompanying notes to consolidated financial statements.

                       SPECIALTY TELECONSTRUCTORS, INC.
                               AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                      Years ended June 30, 1997 and 1996

                                                               Additional
                                              Common stock       paid-in     Retained
                                              ------------
                                            Shares     Amount    capital     earnings      Total
                                           --------   --------  ----------  -----------  ----------
Balance at June 30, 1995,
  as previously reported                   4,092,308   $40,923   4,166,359   1,516,134    5,723,416

Adjustment for Novak &
  Lackey Construction Co., Inc.
  pooling of interests (note 16)             400,000     4,000        -      1,171,857    1,175,857

Adjustment for Microwave
  Tower Service, Inc. pooling
  of interests (note 16)                   2,380,000    23,800   1,177,939        -       1,201,739
                                           ---------   -------  ----------  ----------   ----------
Balance at June 30, 1995,
  as restated                              6,872,308    68,723   5,344,298   2,687,991    8,101,012

Distributions of prior S Corporation
  earnings                                     -           -        -         (850,750)    (850,750)

Net earnings                                   -           -        -        3,195,576    3,195,576
                                           ---------   -------  ----------  ----------   ----------
Balance at June 30, 1996                   6,872,308    68,723   5,344,298   5,032,817   10,445,838

Issuance of common stock
  and warrants to acquire
  common stock, net                          668,985     6,690   3,686,003         -      3,692,693

Acquisitions (note 16):
  Data Cell Systems, Inc.                     93,400       934     664,576         -        665,510
  Paramount Communication
    Systems, Inc.                            186,047     1,860   1,728,324         -      1,730,184
  Specialty Constructors Coatings, Inc.       55,814       558     592,466         -        593,024

Distributions of prior S Corporation
  earnings                                     -           -       -        (4,310,724)  (4,310,724)

Net earnings                                   -           -       -         5,687,742    5,687,742
                                           ---------   -------  ----------  ----------   ----------

Balance at June 30, 1997                   7,876,554   $78,765  12,015,667   6,409,835   18,504,267
                                           =========   =======  ==========  ==========   ==========

See accompanying notes to consolidated financial statements.

                       SPECIALTY TELECONSTRUCTORS, INC.
                               AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                      Years ended June 30, 1997 and 1996

                                                                   1997         1996
                                                               ------------  -----------
Cash flows from operating activities:
 Net earnings                                                  $ 5,687,742    3,195,576
 Adjustments to reconcile net earnings to net cash provided
  by (used in) operating activities:
   Provision for uncollectible receivables                         355,000            -
   Depreciation of property and equipment                        1,496,830      540,083
   Amortization                                                    134,185       94,418
   Loss (gain) on sale of equipment                                (10,489)       5,112
   Changes in certain assets and liabilities:
    Contracts receivable                                        (4,636,796)  (5,108,595)
    Prepaid income taxes                                          (344,726)     290,631
    Costs and estimated earnings in excess of billings on
     uncompleted contracts                                        (945,959)    (703,645)
    Finished goods inventory                                    (1,769,594)    (433,727)
    Trade accounts payable                                         808,416    2,033,040
    Billings in excess of costs and estimated earnings on
     uncompleted contracts                                         355,359      (61,740)
    Accrued expenses                                              (444,544)     693,592
    Current income taxes                                          (578,200)     577,187
    Deferred income taxes                                         (210,300)    (286,737)
    Other assets                                                  (172,919)     (44,167)
                                                               -----------   ----------
      Net cash (used in) provided by operating activities         (275,995)     791,028
                                                               -----------   ----------
Cash flows from investing activities:
 Purchases of property and equipment, net                       (3,609,094)  (3,252,856)
 Purchases of available for sale securities, net                  (473,815)      (4,082)
                                                               -----------   ----------
      Net cash used in investing activities                     (4,082,909)  (3,256,938)
                                                               -----------   ----------
Cash flows from financing activities:
 Lines of credit, net                                            1,255,910    1,362,000
 Borrowings from notes payable                                     661,500      888,979
 Principal payments on notes payable                              (783,110)    (125,686)
 Borrowings from notes payable to stockholder                    2,000,000      500,000
 Principal payments on notes payable to stockholder               (500,000)           -
 Proceeds from sale of common stock and warrants to acquire
  common stock, net                                              3,692,693            -
 Distributions of prior S Corporation earnings                  (4,310,724)    (850,750)
 Acquisitions, net of cash acquired                                (80,263)           -
                                                               -----------   ----------
      Net cash provided by financing activities                  1,936,006    1,774,543
                                                               -----------   ----------
      Net decrease in cash and cash equivalents                 (2,422,898)    (691,367)

Cash and cash equivalents at beginning of year                   3,412,618    4,103,985
                                                               -----------   ----------

Cash and cash equivalents at end of year                       $   989,720    3,412,618
                                                               ===========   ==========

                                                                     (Continued)

                       SPECIALTY TELECONSTRUCTORS, INC.
                               AND SUBSIDIARIES

               Consolidated Statements of Cash Flows, Continued

                                                              1997        1996
                                                           -----------  ---------
Supplemental disclosure of cash flow information:
 Interest paid                                              $  478,177    108,707
                                                            ==========  =========

 Taxes paid                                                 $1,318,977  1,142,009
                                                            ==========  =========

Noncash investing and financing activities:
  Acquisition of vehicles in exchange for notes payable     $1,208,056          -
                                                            ==========  =========

Acquisition of net assets of Paramount Communication Systems, Inc., Data Cell
         Systems, Inc., and Specialty Constructors Coatings, Inc. in exchange for common stock of the Company in the year ended June 30, 1997. Fair value of assets acquired and liabilities assumed at the date of the acquisition were as follows:

          Contracts receivable                                      $1,348,404
          Costs and estimated earnings in excess of billings on
            uncompleted contracts                                     (169,674)
          Finished goods inventory                                     204,888
          Property and equipment                                       934,550
          Goodwill                                                   1,593,397
          Other assets                                                 100,066
          Trade accounts payable                                      (475,809)
          Accrued expense                                               (6,883)
          Notes payable                                               (459,957)
          Common stock issued                                       (2,988,719)
                                                                     =========

See accompanying notes to consolidated financial statements.

                       SPECIALTY TELECONSTRUCTORS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                            June 30, 1997 and 1996



(1)  Organization and Description of Business
     ----------------------------------------

     Specialty Teleconstructors, Inc. (the Company) is headquartered in Cedar
       Crest, New Mexico and was formed as a holding company to combine the operations of its wholly owned subsidiaries, Specialty Constructors, Inc., Specialty Acquisitions, Inc., Specialty Management, Inc., Specialty Combined Resources, Inc., and Specialty Fortress, Inc. The Company designs, builds, installs, modifies and maintains (collectively, wireless infrastructure building and implementation services) wireless communications transmitting and receiving facilities primarily for providers of wireless communications services. In addition, the Company provides electrical design, engineering, and testing services (collectively, wireless infrastructure design and engineering services) and site acquisition and evaluation services (site acquisition services) in connection with the installation and relocation of wireless communications facilities. The Company also manufactures and sells components to the wireless communications industry. The Company's customers are located throughout the country.

     Effective March 31, 1997, the Company merged with Novak & Lackey
       Construction Co., Inc. (N&L) and on June 30, 1997, the Company merged with Microwave Tower Service, Inc. (MTS). Both transactions were accounted for as pooling of interests business combinations. Accordingly, the Company's consolidated financial statements prior to the combination have been restated to reflect the combined operations (see note 16) for all periods presented.

(2)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a)  Principles of Consolidation
          ---------------------------

          The consolidated financial statements include the financial statements of Specialty Teleconstructors, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     (b)  Revenue Recognition
          -------------------

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

                                                                     (Continued)

                       SPECIALTY TELECONSTRUCTORS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


          Costs and estimated earnings in excess of billings on uncompleted contracts represents revenues recognized in excess of amounts billed. Billings in excess of costs and estimated earnings on uncompleted contracts represents billings in excess of revenues recognized.

          Revenues from the sale of components are recognized upon shipment to the customer.

     (c)  Statements of Cash Flows
          ------------------------

          For purposes of statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     (d)  Available for Sale Securities
          -----------------------------

          Investment securities consist of stocks, municipal bonds and mutual funds. In accordance with Statement of Financial Accounting Standard
            (SFAS) No. 115, the Company's investments are classified as available for sale. Available for sale securities are recorded at fair value based on the market value as provided by brokers/dealers. Unrealized holding gains and losses, net of the related tax effect, are reported as a separate component of stockholders' equity. Realized gains and losses from the sale of available for sale securities are determined on a specific identification basis.

          A decline in the market value of any available for sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

          As of June 30, 1997 and 1996, the cost of the Company's available for sale securities approximates market value.

     (e)  Finished Goods Inventory
          ------------------------

          Finished goods inventory is stated at the lower of cost or market.
            Cost is determined using the first-in, first-out method.


                                                                     (Continued)

                       SPECIALTY TELECONSTRUCTORS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



    (f)  Property and Equipment
         ----------------------

         Property and equipment are stated at cost. Depreciation on property and equipment is provided on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight line basis over the shorter of the lease term or estimated useful life of the asset.

    (g)  Distributions
         -------------

         Distributions to the previous subchapter S Corporation stockholder were made at the discretion of the Board of Directors.

    (h)  Goodwill
         --------

         The excess of purchase price over the fair value of net assets acquired is included in other assets and is amortized on a straight-line basis over the estimated benefit period from 5 to 15 years.

    (i)  Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of
         -----------------------------------------------------------------------

         The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on July 1, 1996. This statement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position, results of operations or liquidity.

                                                                     (Continued)

                       SPECIALTY TELECONSTRUCTORS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     (j)  Income Taxes
          ------------

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

     (k)  Advertising Costs
          -----------------

          Advertising costs, all of which are nondirect response advertising, are expensed as incurred. Advertising expense was approximately $133,000 and $39,000 during the years ended June 30, 1997 and 1996, respectively.

     (l)  Stock Option Plan
          -----------------

          Prior to July 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board
            (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On July 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     (m)  Uses of Estimates
          -----------------

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

                                                                     (Continued)

                       SPECIALTY TELECONSTRUCTORS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     (n)  Earnings Per Common Share
          -------------------------

          Earnings per common and common equivalent share are computed by dividing net income applicable to common stock by the total of the weighted average number of common shares outstanding and the additional dilutive effect of stock options during the period. The dilutive effect of outstanding stock options is computed using the average market price of the Company's common stock for the period.

          The number of shares used in the earnings per share computation are as follows at June 30:

                                                          1997       1996
                                                        ---------  ---------
          Weighted average common shares outstanding    7,110,282  6,872,308
          Weighted average common share equivalents       176,345     12,028
                                                        ---------  ---------

                                                        7,286,627  6,884,336
                                                        =========  =========

     (o)  Financial Instruments
          ---------------------

          SFAS No. 107, Disclosures About Fair Values of Financial Instruments, requires the fair value of financial instruments be disclosed. In addition to available for sale securities carried at fair value, the Company's financial instruments are contracts receivable, accounts payable, line of credit and notes payable. The carrying amounts of these items, because of their nature, approximate fair value.

     (p)  Reclassifications
          -----------------

          Certain prior year amounts have been reclassified to conform to current year presentation.

(3)  Costs and Estimated Earnings on Uncompleted Contracts
     -----------------------------------------------------

                                                         1997          1996
                                                     -------------  -----------
          Costs incurred on uncompleted contracts    $ 16,682,266    5,064,346
          Estimated earnings                            6,321,822    2,391,019
          Less billings to date                       (21,368,738)  (6,240,941)
                                                     ------------   ----------
                                                     $  1,635,350    1,214,424
                                                     ============   ==========


                                                                     (Continued)

                       SPECIALTY TELECONSTRUCTORS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


                                                                                                  1997          1996
                                                                                              -------------  -----------
          Included in the accompanying balance sheet:
            Costs and estimated earnings in excess
              of billings on uncompleted contracts                                             $ 2,233,289    1,457,004
            Billings in excess of costs and estimated
              earnings on uncompleted contracts                                                   (597,939)    (242,580)
                                                                                               -----------   ----------

                                                                                               $ 1,635,350    1,214,424
                                                                                               ===========   ==========

     (4)  Property and Equipment
          ----------------------

          Property and equipment consists of the following at June 30:

                                                                           Estimated
                                                                             useful
                                                                         lives (years)             1997          1996
                                                                         -------------             ----          ----
                                 Land                                                          $   398,204      397,697
                                 Buildings                                   15-40               1,812,275    1,052,833
                                 Vehicles                                      3-7               5,103,442    2,550,022
                                 Furniture and fixtures                       3-10               1,468,646      882,684
                                 Equipment                                    3-10               2,774,246    1,165,485
                                 Leasehold improvements                          5                  58,827       36,347
                                                                                               -----------   ----------
                                                                                                11,615,640    6,085,068
                                 Less accumulated depreciation                                  (3,185,734)  (1,920,520)
                                                                                               -----------   ----------

                                                                                               $ 8,429,906    4,164,548
                                                                                               ===========   ==========

     (5)  Leases
          ------

          The Company leases its main office building from an executive officer, and leases office space for several regional offices and various equipment and vehicles from unrelated parties. These leases are operating leases that expire over the next four years. The main office building lease contains a renewal option for five years and requires the Company to pay all executor costs such as maintenance and insurance. Rental expense for operating leases was approximately $365,000 and $218,000 for the years ending June 30, 1997 and 1996, respectively.


                                                                     (Continued)

                       SPECIALTY TELECONSTRUCTORS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


          Future minimum lease payments under noncancelable operating leases
            (see note 15) at June 30, 1997 are:

                    Year ending June 30
                    -------------------
                          1998                                    $245,685
                          1999                                     195,285
                          2000                                      65,391
                          2001                                       8,400
                                                                  --------

                                Total minimum lease payments      $514,761
                                                                  ========

          Additionally, the Company is required to pay $16,667 per month through February 1998 for first priority in producing molded plastic components for the Company, at commercially reasonable prices, under the terms of an agreement with a supplier.

     (6)  Lines of Credit
          ---------------

          The Company has an available bank line of credit arrangement of $6,000,000, which matures in November 1997. Interest is payable monthly at the prime rate plus .5 percent (9.0 percent at June 30, 1997). The Company had drawn $772,928 and $1,900,000 as of June 30, 1997 and 1996, respectively. The line of credit is secured by contracts receivable and other intangibles of the Company. Borrowings under the line of credit are limited to the lesser of $6,000,000 or 75 percent of the accounts receivable balances of several of the Company's wholly owned subsidiaries which are less than 90 days. Additionally, under the line of credit, the Company is required to maintain specific ratios and a minimum net worth of $6,000,000. At June 30, 1997, the Company was in compliance with all covenants.

          Additionally, a wholly owned subsidiary of Company has an available bank line of credit arrangement of $4,000,000 which matures in May 1998. Interest is payable monthly at the prime rate plus one percent (9.50 percent at June 30, 1997). The subsidiary had drawn $2,614,982 and $232,000 as of June 30, 1997 and 1996, respectively. The line of credit is secured by substantially all assets of the subsidiary and is guaranteed by the Company. Borrowings under the line of credit are limited to the lesser of $4,000,000 or 80 percent of the subsidiaries accounts receivable and inventory balances.

     (7)  Notes Payable to Stockholder
          ----------------------------

          The Company had notes payable to a stockholder of $2,000,000 and $500,000 at June 30, 1997 and 1996, respectively. The notes are payable in various installments through April 1998. Interest is payable quarterly at 8.25 percent. The note payable is secured by finished goods inventory of the Company.

                                                                     (Continued)

                       SPECIALTY TELECONSTRUCTORS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(8)    Notes Payable
       -------------

Notes payable consist of the following at June 30:

                                                                       1997        1996
                                                                       ----        ----
          11% note payable in monthly installments of
            approximately $29,795,  including interest,
            with the balance due at various dates in 2000;
            secured by vehicles                                      $  835,968          -
          8.5% note payable in monthly installments of
            $12,068, including interest, with the balance
             due July 1999; secured by vehicles                         492,893          -
          Note payable in monthly installments of $2,267,
            including interest at U.S. Treasury Index plus
            3.5% (9.125 % at June 30, 1997) with the balance
            due March 2005; secured by a building and
            guaranteed by a principal stockholder of the Company        784,436    788,656
          Other                                                         472,582    250,820
                                                                     ----------  ---------
                    Total notes payable                               2,585,879  1,039,476
          Less current installments                                     573,798     77,620
                                                                     ----------  ---------
                    Notes payable, excluding
                       current installments                          $2,012,081    961,856
                                                                     ==========  =========

     The aggregate maturities of notes payable are as follows:

           Year ending June 30
           -------------------
              1998                                                   $  573,798
              1999                                                      688,043
              2000                                                      579,179
              2001                                                       28,661
              2002                                                       22,444
              Thereafter                                                693,754
                                                                     ----------
                                                                     $2,585,879
                                                                     ==========

                                                                     (Continued)

                       SPECIALTY TELECONSTRUCTORS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(9)  Stockholders' Equity
     --------------------

     In connection with its initial public offering in November 1994, the Company issued 1,000,000 shares of common stock and warrants to acquire 500,000 shares of common stock. Warrants issued with the Company's common stock were exercisable for $6.00 per share. Additionally, in connection with the public offering, the Company issued warrants to the underwriters to purchase 50,000 units, each consisting of two shares of common stock and one warrant to acquire a share of common stock. The exercise price was 120 percent of the initial public offering price of $10.125 per unit, or $12.15 per unit. Pursuant to the warrant agreements, the Company was entitled to redeem all outstanding warrants, or repurchase those not redeemed at $.05 per share, upon the Company's common stock market closing price reaching specified levels. These levels were attained and, on February 20, 1997, the Company filed a registration statement which included a notice of redemption to the warrant holders of record. All but 330 of the outstanding warrants, including all of the underwriter units, were redeemed. Proceeds to the Company, net of issuance costs of approximately $289,000, were $3,607,000.

(10) Stock Option Plans
     ------------------

     In May 1995, the Company's Board of Directors resolved and the shareholders approved an Incentive Stock Option Plan (the Plan) pursuant to which the Company may grant stock options to officers and key employees. The Plan may be terminated at any time by the Board of Directors, subject to shareholder approval. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options have 5-year terms and generally vest and become fully exercisable after 3 years from the date of grant.

     In May 1995, the Company's Board of Directors resolved and the shareholders approved an Outside Directors' Stock Option Plan (Directors Plan) pursuant to which the Company may grant stock options to nonemployee directors of the Company. The Plan will terminate in May 2004. The Plan authorizes grants of options to purchase up to 50,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options have 5-year terms and vest and become fully exercisable after 3 years from the date of grant.



                                                                     (Continued)

                       SPECIALTY TELECONSTRUCTORS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements




     At June 30, 1997, there were no additional shares available for grant under the Plan and 20,000 additional shares available under the Directors Plan. The per share weighted-average fair value of stock options granted during 1997 and 1996 was $6.98 and $4.05 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1997 - expected volatility of 82 percent, expected dividend yield 0 percent, risk-free interest rate of 6.82 percent, and an expected life of 3 years; 1996 - expected volatility of 200 percent, expected dividend yield 0 percent, risk-free interest rate of 6.14 percent, and an expected life of 3 years.

     The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:


                                            1997         1996
                                            ----         ----
Net income                  As reported   $5,687,742   $3,195,576
                            Pro forma     $4,212,742   $3,195,576

Earnings per common and
 common equivalent share    As reported   $      .78   $      .46
                            Pro forma     $      .58   $      .46

     Pro forma net income reflects only options granted in 1997 and 1996.
        Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to July 1, 1995 is not considered.


                                                                     (Continued)

                       SPECIALTY TELECONSTRUCTORS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


Stock option activity for all plans during the periods indicated is as follows:

                                                              Number of         Weighted-average
                                                               shares            exercise price
                                                               ------            --------------
          Balance at June 30, 1995                              62,120             $  3.06
            Granted                                            261,525                4.39
            Exercised                                                -                   -
            Forfeited                                                -                   -
            Expired                                                  -                   -
                                                               -------

          Balance at June 30, 1996                             323,645                4.14
            Granted                                            337,500               12.96
            Exercised                                          (23,125)               3.71
            Forfeited                                           (4,175)               4.52
            Expired                                                  -                   -
                                                               -------

          Balance at June 30, 1997                             633,845             $  8.85
                                                               =======             =======

The following tables summarize information about fixed stock options outstanding at June 30, 1997:

                                                                                Options Outstanding
                                                                     -----------------------------------------
                                                                                  Weighted-average
                                                                  Number             remaining      Weighted-average
                Range of exercise prices                        outstanding       contractual life  exercise price
                ------------------------                        -----------       ----------------  ----------------
                   $3.0625 to $4.5625                              296,345            $  3.60            $ 4.16
                        $6 to $9                                    49,000               4.19              7.16
                     $10 to $12.50                                  70,500               4.82             11.45
                         $14.75                                    218,000               5.00             14.75
                                                                   -------

                                                                   633,845                               $ 8.85
                                                                   =======                               ======

                                                                   Options Exercisable
                                                             --------------------------------
                                                           Number                  Weighted-average
                Range of exercise prices                outstanding                 exercise price
                ------------------------                -----------                 --------------
                   $3.0625 to $4.5625                    296,345                      $  4.16
                        $6 to $9                          49,000                         7.16
                     $10 to $12.50                        60,500                        11.45
                         $14.75                                -                        14.75
                                                         -------

                                                         405,845                      $  8.85
                                                         =======                      =======



                                                                     (Continued)

                       SPECIALITY TELECONSTRUCTORS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(11) Income Taxes
     ------------

     Income tax expense consists of:

                                        Current   Deferred    Total
                                        -------   --------    -----
          Year ended June 30, 1997:
              U.S. Federal              $411,500  (201,800)  209,700
              State and local             98,700    35,100   133,800
                                        --------  --------   -------

                     Total              $510,200  (166,700)  343,500
                                        ========  ========   =======

          Year ended June 30, 1996:
              U.S. Federal              $782,700  (263,600)  519,100
              State and local             68,900   (23,200)   45,700
                                        --------  --------   -------

                     Total              $851,600  (286,800)  564,800
                                        ========  ========   =======

     Income tax expense differs from the amounts computed by applying the U.S.
       federal income tax rate of 34 percent to earnings before income taxes as a result of the following factors:

                                                                      1997         1996
                                                                      ----         ----
          Computed "expected" tax                                 $ 2,050,600   1,278,500
          Reduction for income taxable to Subchapter
            S shareholder (MTS)                                    (1,895,900)   (757,600)
          Deferred taxes established in connection with
            acquisition of prior Subchapter S Corporation (MTS)        90,000           -
          State income taxes, net of federal tax benefit               63,100      38,800
          Other                                                        35,700       5,100
                                                                  -----------   ---------

                     Total                                        $   343,500     564,800
                                                                  ===========   =========


                                                                     (Continued)

                       SPECIALITY TELECONSTRUCTORS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1997 and 1996 are primarily a result of the Company being a cash basis taxpayer in prior years and are presented below:


                                                                         1997        1996
                                                                         ----        ----

          Adjustment for conversion from cash basis to
               accrual basis tax reporting                             $(385,700)  (583,600)
          Amortization of goodwill for financial reporting
               purposes in excess of tax amounts                          21,400     15,600
          Deferred taxes established in connection with
               acquisition of prior Subchapter S Corporation (MTS)       (90,000)         -
          Other                                                          (20,300)  (116,900)
                                                                         -------    -------

                   Total deferred income tax liability                 $(474,600)  (684,900)
                                                                         =======    =======
                   Current deferred income tax liability               $(384,600)  (297,800)
                                                                         =======    =======
                   Long-term deferred income tax                       $ (90,000)  (387,100)
                                                                          ======    =======

(12) Pro Forma Income Taxes
     ----------------------

     For financial reporting purposes, a pro forma provision for income taxes has been reflected in the consolidated statements of earnings to present taxes on the results of operations of MTS for the years ended June 30, 1997 and 1996 on the basis that is required upon their change in tax status from S Corporation to a C Corporation. These amounts, $2,140,500 and $891,300 in 1997 and 1996, respectively, are equal to the required Federal and state income tax provisions that would have been recorded if MTS had not elected S Corporation status and was subject to and liable for Federal and state income taxes as a C Corporation prior to its termination of S Corporation status. MTS terminated its S Corporation status upon merging with the Company on June 30, 1997.

                                                                     (Continued)

                       SPECIALITY TELECONSTRUCTORS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(13) Business and Credit Concentrations
     ----------------------------------

     Customers comprising 10 percent or greater of the Company's revenues earned are summarized as follows:

                                         1997           1996
                                         ----           ----
             AT&T                          12%             -
             Western Wireless              20             12%
             All others                    68             88
                                         ====           ====

     The Company generally does not require collateral from its customers.

(14) Profit-sharing Plans
     --------------------

     In November, 1996, the Company established a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the code. The plan provides for a matching contribution by the Company, which amounted to approximately $9,000 for the year ended June 30, 1997.

     Prior to November 1996, the Company had a defined contribution plan covering substantially all of its employees. Contributions were discretionary based on the operating results of the Company. No contributions to the plan were made in the years ended June 30, 1997 and 1996.

     In 1989, MTS, a wholly owned subsidiary, established a discretionary profit sharing and money purchase pension plan. The plans cover all non-union employees who have met certain service requirements. Contributions to the profit sharing plan are discretionary and determined based on operating results of the Company. The Company must contribute approximately 8 percent of eligible compensation to the money purchase pension plan annually. Contributions were approximately $173,000 and $91,000 in 1997 and 1996, respectively.

                                                                     (Continued)

                       SPECIALITY TELECONSTRUCTORS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(15) Related Party Transactions
     --------------------------

     (a)  Leases
          ------

          The Company leases its main office building from Michael R. Budagher
               (a principal shareholder).

     (b)  Budagher's Nursery, Inc.
          ------------------------

          The Company uses contract labor provided by Budagher's Nursery, Inc., a corporation which is wholly owned by Michael R. Budagher's brother. The Company incurred $452,338 and $92,931 for contract labor services provided by Budagher's Nursery, Inc. during the years ended June 30, 1997 and 1996, respectively.

     (c)  Specialty Constructors Coatings, Inc.
          -------------------------------------

          The Company uses contract labor services provided by Specialty
               Constructors Coatings, Inc. (SCC). SCC is a corporation which was 50 percent owned by Michael R. Budagher until March 1, 1997. On May 31, 1997 the Company acquired SCC (note 16). The Company incurred $606,304 and $401,587 for contract labor services provided by SCC during the years ended June 30, 1997 and 1996, respectively.

     (d)  Specialty Manufacturing, Inc.
          -----------------------------

          The Company purchases equipment from Specialty Manufacturing, Inc.
               (SM) which is used in certain construction projects. SM is owned 50 percent by Michael R. Budagher's spouse and 50 percent by Michael R. Budagher's brother. The Company purchases from SM totaled $29,852 and $13,285 during the years ended June 30, 1997 and 1996, respectively.

     (e)  Wireless Components, Inc.
          -------------------------

          During the year ended June 30, 1996, the Company purchased $325,000 of components from Wireless Components, Inc., an entity owned by Thomas Carpenter, a principal stockholder of the Company.

                                                                     (Continued)

                       SPECIALITY TELECONSTRUCTORS, INC
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

     (16)   Acquisitions
            ------------

            On July 1, 1995, the Company issued 92,308 shares of its restricted common stock at a price of $2.75 per share, determined by the closing price on or about July 1, 1995, in exchange for all of the outstanding shares of Specialty Combined Resources, Inc. (Specialty Combined). The source of the shares for the transaction are unissued shares of the Company. Specialty Combined, located in Laguna Hills, California, provides engineering, design and coordination services of power, lighting and control systems for communications, health care, petrochem, institutional and commercial customers. The Company also entered into a consulting and noncompete agreement with the former principal of Specialty Combined for a period of thirty-six (36) months from the date of the acquisition for $75,000. Additionally, the Company entered into an employment agreement with the former principal of Specialty Combined to provide services to the Company for a period of thirty-six (36) months from the date of the acquisition. The transaction was accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements were restated to include the operations of Specialty Combined for all periods prior to the acquisition.

            On October 31, 1996, the Company paid $160,000 and issued 93,400 shares of restricted common stock of the Company at a price of $7.125 per share, determined by the closing price on or about October 31, 1996, in exchange for substantially all the assets and liabilities of Data Cell Systems, Inc. (Data Cell). Data Cell provides wireless infrastructure building services. The source of the shares for the transaction are unissued shares of the Company. The transaction was accounted for as a purchase. Accordingly, the results of Data Cell's operations have been combined with those of the Company since the date of acquisition. Goodwill of approximately $259,000 recorded in connection with the purchase will be amortized over a period of five years. Additionally, pursuant to the purchase agreement, the Company may be required to pay additional consideration, not to exceed $200,000, based upon achieving specified levels of pre-tax earnings during the three years immediately following the date of acquisition.

            On May 14, 1997, the Company issued 400,000 shares of restricted common stock of the Company at a price of $9.25 per share, determined by the closing price on or about March 31, 1997, in exchange for all the outstanding shares of N&L. The source of the shares for the transaction are unissued shares of the Company. N&L, located in Oklahoma City, OK and southern California, provides general contract services for wireless telecommunications companies, health care and other commercial customers. The transaction was accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated to include the operations of N&L prior to the acquisition for all periods presented.

                                                                     (Continued)

                       SPECIALITY TELECONSTRUCTORS, INC
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


            On May 28, 1997, the Company issued 186,047 shares of restricted common stock of the Company at a price of $9.30 per share, determined by the closing price on or about March 31, 1997, in exchange for substantially all the assets and liabilities of Paramount Communication Systems, Inc. (Paramount). The source of the shares for the transaction are unissued shares of the Company. Paramount, located in Somerdale, New Jersey, provides wireless infrastructure building services. The transaction was accounted for as a purchase. Accordingly, the results of Paramount's operations have been combined with those of the Company since the date of acquisition. Goodwill of approximately $1,335,000 recorded in connection with the purchase will be amortized over a period of five years. In connection with the purchase, the Company entered into a note receivable with the principal stockholder of Paramount. The note, in the amount of $250,000, is due in three annual installments beginning May 2000. Interest, at 9 percent, is payable quarterly. Under the terms of the merger agreement, the Company is obligated to loan an additional $250,000 to the stockholder in May 1998.

            On June 1, 1997, the Company issued 55,814 shares of restricted common stock of the Company at a price of $10.625 per share, determined by the closing price on or about June 1, 1997, in exchange for substantially all the assets and liabilities of Specialty Constructors Coatings, Inc. (Coatings). Coatings was originally 50 percent owned by Michael R. Budagher, but was sold to the other shareholders on March 1, 1997. The source of the shares for the transaction are unissued shares of the Company. Coatings, located in Cedar Crest, New Mexico, provides wireless infrastructure building services, primarily on water tank facilities. The transaction was accounted for as a purchase. Accordingly, the results of Coatings operations have been combined with those of the Company since the date of acquisition. No goodwill was recorded in connection with the purchase.

            On June 30, 1997, the Company issued 2,380,000 shares of restricted
               Common stock of the Company at a price of $11.625 per share, determined by the closing price on or about June 8, 1997, in exchange for all the outstanding shares of MTS. The source of the shares for the transaction are unissued shares of the company. MTS, located in Salem, Oregon; Salt Lake City, Utah; Phoenix, Arizona; Denver, Colorado; and Sacramento, California, provides wireless infrastructure building services and manufacturing, distribution and sales of components for wireless infrastructure. The transaction was accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated to include the operations of MTS prior to the acquisition for all periods presented.

            Fiscal years 1997 and 1996 also include other acquisitions which are immaterial to the consolidated financial statements of the Company.

                                                                     (Continued)

                       SPECIALITY TELECONSTRUCTORS, INC
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

     Separate results of the combining entities, giving effect to the N&L and MTS poolings of interests for periods prior to the combination are as follows for the years ending June 30:

                                                       1997 (1)        1996
                                                       --------        ----
                                                            As restated
                                                            (unaudited)
                                                            -----------
     Revenues earned:
       Specialty Teleconstructors                     $32,303,360   16,758,629
       Novak & Lackey                                  10,303,550    6,270,979
       Microwave Tower Service                         23,019,890    9,556,378
                                                      -----------   ----------

                                                      $65,626,800   32,585,986
                                                      ===========   ==========
     Net earnings (loss):
       Specialty Teleconstructors                     $  (279,257)     804,355
       Novak & Lackey                                     390,885      163,016
       Microwave Tower Service                          5,576,114    2,228,205
                                                      -----------   ----------

                                                      $ 5,687,742    3,195,576
                                                      ===========   ==========
     Pro forma net earnings (loss) (see note 12):
       Specialty Teleconstructors                     $  (279,257)     804,355
       Novak & Lackey                                     390,885      163,016
       Microwave Tower Service                          3,435,614    1,336,905
                                                      -----------   ----------

                                                      $ 3,547,242    2,304,276
                                                      ===========   ==========

    (1) The Company's results for the twelve months ended June 30, 1997 include the results of N&L for the period following the consummation of the merger.

                                                                     (Continued)

                       SPECIALITY TELECONSTRUCTORS, INC
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

     The following unaudited pro forma financial information presents the combined results of operations of the Company, Paramount and Data Cell as if the acquisitions had occurred as of the beginning of 1997 and 1996, after giving effect to certain adjustments, including amortization of goodwill, additional depreciation expense and related income tax effects. The pro forma financial information does not necessarily reflect the operations that would have occurred had the Company and the acquired entities constituted a single entity during such periods nor is it an indication of future performance:

                                                 Year ended June 30
                                                 ------------------
                                               1997              1996
                                               ----              ----
          Revenues earned                    $69,108,000      39,335,000
                                             ===========      ==========

          Net earnings                       $ 5,700,000       3,060,000
                                             ===========      ==========

          Earnings per common and common
            equivalent share                 $       .78             .44
                                             ===========      ==========

          Pro forma net earnings (1)         $ 3,559,000       2,168,000
                                             ===========      ==========

          Pro forma earnings per common and
            common equivalent share (1)      $       .49             .31
                                             ===========      ==========

(1) Pro forma net earnings and earnings per common and common equivalent share are based on pooled results of the Company, giving effect to pro forma income taxes for pooling with Subchapter S Corporation for the years ended June 30, 1997 and 1996.

     The effects of the Company's acquisition of Coatings is not material to the combined results of operations of the Company for the years ended June 30, 1997 and 1996.