Form 10QSB
period 1997-09-30
SPECIALTY TELECONSTRUCTORS INC
filed 1997-10-24
CIK 925269

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

     For the quarterly period ended September 30, 1997

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ______________ to ______________

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

                                 (505) 281-2197
                (Issuer's telephone number, including area code)

                                     None
             (Former name, former address and former fiscal year,
                        if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/  No / /

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,907,590 on October 21, 1997

Transitional Small Business Disclosure Format (check one): Yes [ ] No [x]




--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SPECIALTY TELECONSTRUCTORS, INC.

                                     INDEX
                                     -----


                                                                     Page
                                                                     ----
PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

     Consolidated Balance Sheets at September 30, 1997 and
     September 30, 1996 (unaudited)                                    3

     Consolidated Statements of Earnings for the three-month
     periods ended September 30, 1997 and September 30, 1996
     (unaudited)                                                       4

     Consolidated Statements of Cash Flows for the three-month
     periods ended September 30, 1997 and September 30, 1996
     (unaudited)                                                       5

     Consolidated Statements of Changes in Stockholders' Equity
     for the three-month periods ended September 30, 1997
     and September 30, 1996 (unaudited)                                6

     Notes to the Consolidated Financial Statements as of
     September 30, 1997 and September 30, 1996 (unaudited)             6

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION    7

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS                                            8

ITEM 2. - CHANGES IN SECURITIES                                        8

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES                              8

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          8

ITEM 5. - OTHER INFORMATION                                            8

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                             9

SIGNATURES                                                             9

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                       SPECIALTY TELECONSTRUCTORS, INC.
                          Consolidated Balance Sheets
                          September 30, 1997 and 1996
                                  (Unaudited)

                                    Assets

                                             1997         1996
                                             ----         ----
Current assets:
   Cash and cash equivalents             $   472,455  $ 2,325,153
   Available for sale securities             702,793      292,258
   Contracts receivable, net of
      allowance for doubtful accounts     11,933,750    8,548,347
   Costs and estimated earnings in
      excess of billings on
      uncompleted contracts                3,953,024    2,411,795
   Finished goods inventory                2,836,803    1,157,610
   Prepaid income taxes                      214,368       62,751
   Other                                     337,078      375,016
                                         -----------  -----------
        Total current assets              20,450,271   15,172,930

Property and equipment, net                8,168,037    4,188,672

Other assets                               1,882,411      246,712
                                         -----------  -----------

                                         $30,500,719  $19,608,314
                                         ===========  ===========

                     Liabilities and Stockholders' Equity

Current liabilities:
   Trade accounts payable                $ 3,817,854  $ 2,558,529
   Lines of credit                         1,430,158    1,137,540
   Note payable to stockholder             1,594,000      500,000
   Billings in excess of costs and
      estimated earnings on
      uncompleted contracts                  537,153      951,428
   Accrued expenses                          704,049    1,013,594
   Current installments of notes payable     573,798       62,711
   Current income taxes payable              305,076       92,607
   Deferred income taxes                     333,814      337,977
                                         -----------  -----------
        Total current liabilities          9,295,902    6,654,386

Deferred income taxes                         90,000      326,907
Notes payable to banks, excluding
      current installments                 1,732,774    1,538,747
                                         -----------  -----------
        Total liabilities                 11,118,676    8,520,040
                                         -----------  -----------

Stockholders' equity:
   Common Stock, $0.01 par value              79,050       68,723
   Additional paid-in-capital             12,105,061    5,344,298
   Retained earnings                       7,197,932    5,675,253
                                         -----------  -----------

        Total stockholders' equity        19,382,043   11,088,274
                                         -----------  -----------

                                         $30,500,719  $19,608,314
                                         ===========  ===========


The accompanying notes are an integral part of these consolidated financial statements.

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                        SPECIALTY TELECONSTRUCTORS, INC.
                      Consolidated Statements of Earnings
         For the three-month periods ended September 30, 1997 and 1996
                                  (Unaudited)


                                              1997          1996
                                              ----          ----

Revenues earned:
   Installation services                  $11,466,225   $12,181,104
   Component sales                          1,333,731     1,855,413
                                          -----------   -----------
      Total revenues earned                12,799,956    14,036,517
                                          -----------   -----------
Cost of revenues earned:
   Installation services                    9,309,024    10,131,436
   Component sales                            973,679     1,430,367
      Total cost of revenues earned        10,282,703    11,561,803
                                          -----------   -----------

   Gross profit                             2,517,253     2,474,714

Selling, general and administrative
   expenses                                 1,210,376     1,358,756
                                          -----------   -----------

   Earnings from
     operations                             1,306,877     1,115,958
                                          -----------   -----------

Other income (deductions):
   Interest income                             17,344        40,459
   Interest expense                           (78,695)      (63,257)
   Other, net                                  51,471        12,058
                                          -----------   -----------
                                               (9,880)      (10,740)
                                          -----------   -----------

   Earnings before income taxes             1,296,997     1,105,218

Income taxes                                  508,900       242,782
                                          -----------   -----------

   Net earnings                           $   788,097   $   862,436
                                          ===========   ===========

Earnings per common share and
   common equivalent shares:

   Net earnings                           $       .10   $       .13
                                          ===========   ===========

Weighted average common shares
   outstanding                              8,081,354     6,881,336
                                          ===========   ===========

Pro-forma information:
   Net earnings                           $   788,097   $   862,436
   Pro-forma adjustment for income
   taxes of acquired entity previously
   filing as an S Corporation                       -      (205,000)
                                          -----------   -----------

   Pro-forma net earnings after
   adjustment for income taxes of
   acquired entity                        $   788,097   $   657,436
                                          -----------   -----------

   Pro-forma net earnings per
     common share and common
     equivalent share                     $      0.10   $      0.10
                                          -----------   -----------

The accompanying notes are an integral part of these consolidated financial statements.

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                       SPECIALTY TELECONSTRUCTORS, INC.
                     Consolidated Statements of Cash Flows
         For the three-month periods ended September 30, 1997 and 1996
                                  (Unaudited)

                                                      1997          1996
                                                      ----          ----
Cash flows from operating activities:
  Net earnings                                    $   788,097   $   862,436
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation of property and equipment            415,864       227,914
    Amortization of intangibles                        48,923        23,739
    Changes in certain assets and liabilities:
      Available for sale securities                    67,057         3,777
      Contracts receivable                          2,806,729       561,932
      Costs and estimated earnings in excess
       of billings on uncompleted contracts        (1,719,735)     (954,791)
      Finished goods inventory                       (172,564)     (467,853)
      Prepaid income taxes                            193,109             -
      Other assets                                   (140,108)     (240,477)
      Trade accounts payable                         (203,840)     (178,940)
      Billings in excess of costs and
       estimated earnings on uncompleted
       contracts                                      (60,786)      708,848
      Accrued expenses                                (86,926)     (223,925)
      Current income taxes                            305,076      (445,416)
      Deferred income taxes                           (50,786)      (60,193)
                                                  -----------   -----------

  Net cash provided by operating activities       $ 2,190,110   $  (182,949)
                                                  -----------   -----------

Cash flows from investing activities:
   Purchases of property and equipment            $  (153,995)  $  (252,038)
                                                  -----------   -----------

  Net cash used in investing activities           $  (153,995)  $  (252,038)
                                                  -----------   -----------

Cash flows from financing activities:
  Lines of credit, net                            $(1,957,752)  $  (994,460)
  Principal repayment on note payable
   to stockholder                                    (406,000)            -
  Borrowings on notes payable to banks                      -       585,799
  Distributions of prior S Corporation
   earnings                                                 -      (220,000)
  Proceeds from sale of common stock                   89,679             -
  Principal payments on notes payable to banks       (279,307)      (23,817)
                                                  -----------   -----------

  Net cash used in financing activities           $(2,553,380)  $  (652,478)
                                                  -----------   -----------

  Net decrease in cash and cash equivalents       $  (517,265)  $(1,087,465)

Cash and cash equivalents:
   Beginning of period                            $   989,720   $ 3,412,618
                                                  -----------   -----------

   End of period                                  $   472,455   $ 4,023,237
                                                  ===========   ===========

Supplemental disclosure of cash flow
 information:
   Interest paid                                  $    36,117   $    84,363
                                                  ===========   ===========

   Taxes paid                                     $    78,695   $   748,693
                                                  ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                        SPECIALTY TELECONSTRUCTORS,INC.
          Consolidated Statements of Changes in Stockholders' Equity
         For the three-month periods ended September 30, 1996 and 1997
                                  (unaudited)

                                            Common Stock
                                            ------------
                                                                  Additional       Retained
                                       Shares         Amount    Paid-in-capital    earnings         Total
                                       ------         ------    ---------------    --------         -----

Balances at
 June 30, 1996                        6,872,308      $ 68,723     $ 5,344,298     $5,032,817     $10,445,838

Distributions of
 prior S Corporation
 earnings                                     -      $      -     $         -     $ (220,000)    $  (220,000)

Net earnings                                  -      $      -     $         -     $  862,436     $   862,436
                                      ---------      --------     -----------     ----------     -----------

Balances at
 September 30, 1996                   6,872,308      $ 68,723     $ 5,344,298     $5,675,253     $11,088,274
                                      =========      ========     ===========     ==========     ===========


Balances at
 June 30, 1997                        7,876,554      $ 78,765     $12,015,667     $6,409,835     $18,504,267

Issuance of
 common stock                            28,455      $    285     $    89,394     $        -     $    89,679

Net earnings                                  -      $      -     $         -     $  788,097     $   788,097
                                      ---------      --------     -----------     ----------     -----------

Balances at
 September 30, 1997                   7,905,009      $ 79,050     $12,105,061     $7,197,932     $19,382,043
                                      =========      ========     ===========     ==========     ===========

The accompanying notes are an integral part of these consolidated financial statements.



                       SPECIALTY TELECONSTRUCTORS, INC.
                  Notes to Consolidated Financial Statements
                          September 30, 1997 and 1996
                                  (Unaudited)

Note 1:  Basis of Presentation

The consolidated financial statements and notes thereto at September 30, 1997 and for the three-month periods ended September 30, 1997 and 1996 are unaudited and are presented in accordance with the requirements of Form 10-QSB and consequently do not include all disclosures normally required by generally accepted accounting principles or those normally reflected in the Company's Annual Report on Form 10-KSB. Accordingly, the consolidated financial statements and notes thereto contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-KSB for the fiscal year ended June 30, 1997.

The consolidated financial statements and notes thereto at September 30, 1997 and for the three-month periods ended September 30, 1997 and 1996 reflect (i) the acquisition of Novak & Lackey Construction Co., Inc., an Oklahoma corporation ("Novak & Lackey") which was effected as of March 31, 1997 through a merger between Novak & Lackey and a wholly-owned subsidiary of the Company, of which Novak & Lackey was the surviving corporation, and (i) the acquisition of Microwave Tower Service, Inc., an Oregon corporation ("MTS") which was effected as of June 30, 1997 through a merger between MTS and a wholly-owned subsidiary of the Company, of which MTS was

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

the surviving corporation. The acquisitions of Novak & Lackey and MTS were accounted for as poolings of interests. Accordingly, the consolidated financial statements and notes thereto at September 30, 1997 for the three-month periods ended September 30, 1997 and 1996 are presented as if the acquisitions of Novak & Lackey and MTS had occurred at the beginning of all periods presented.

For financial reporting purposes, a pro forma provision for income taxes has been reflected in the consolidated statements of earnings for the three-month period ended September 30, 1996 to present taxes on the results of operations of MTS for the three-month period ended September 30, 1996 on the basis that is required upon their change in tax status from S Corporation to a C Corporation. This amount, $205,000, is approximately equal to the required Federal and state income tax provisions that would have been recorded if MTS had not elected S Corporation status and was subject to and liable for Federal and state income taxes as a C Corporation prior to its termination of S Corporation status. MTS terminated its S Corporation status upon merging with a wholly-owned subsidiary of the Company on June 30, 1997.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the results for interim periods. The results of operations for the three-month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

Note 2:  Acquisition

As of October 7, 1997, a wholly-owned subsidiary of the Company, purchased substantially all the assets of Ellis Tower Co., Inc., a Florida corporation in exchange for $449,404 in cash and the delivery of 120,848 newly issued shares of common stock of the Company. The transaction was accounted for by the Company as a purchase.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

Statements contained in herein that are not historical facts are forward-looking statements ("forward-looking statements") within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created by those sections. In addition, such forward-looking statements may be contained in filings made by the Company with the Securities and Exchange Commission, or press releases or oral statements made from time to time by or with the approval of an authorized executive officer of the Company. Such forward-looking statements are necessarily estimates reflecting the best judgment of the Company's management based upon current information and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, those set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 under the caption "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Cautionary Statements" and elsewhere therein and appearing from time to time in filings made by the Company with the Securities and Exchange Commission. These risks, uncertainties and other factors should not be construed as exhaustive and the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

Results of Operations

For the Three-Month Periods Ended September 30, 1997 and 1996

Revenues. The Company's revenues for the three-month period ended September 30, 1997, decreased approximately 9% to $12,799,956 from $14,036,517 for the same three-month period in the prior year. Management believes the decrease in revenues was due primarily to comparatively lower levels of wireless infrastructure building and implementation activity in the U.S. during the three-month period ended September 30, 1997 as compared to the same period last year.

Gross Profit. Gross profit for the three-month period ended September 30, 1997 increased approximately 2% to $2,517,253 from $2,474,714 for the same three-month period in the prior year. Gross profit as a percentage of revenue increased to 20% for the three-month period ended September 30, 1997 from 18% for the three-month period ended September 30, 1996. Management believes the increases in gross profit and in gross profit as a percentage of revenue resulted primarily from improved operating margins realized by the Company's wireless infrastructure building and implementation services business offset by somewhat lower levels of wireless infrastructure component sales.

Selling, General and Administrative ("SG&A) Expenses. SG&A expenses for the three-month period ended September 30, 1997 decreased to $1,210,376 from $1,358,756 for the same three-month period in the prior year. As a percentage of revenues, SG&A expenses decreased from 10% for the three-month period ended September 30, 1996 to 9% for the three-month period ended September 30, 1997. This decrease resulted from the decrease in SG&A expenses as compared to the same period a year ago and to operational efficiencies realized as a result of the increase in the Company's revenues.

Net Earnings. Net earnings for the three-month period ended September 30, 1997 increased approximately 20% to $788,097 compared to $657,436 for the same three-month period in the prior year. As a percentage of revenue, net earnings increased to 6.2% from 4.7% in the prior year. The increases in net earnings and in net earnings as a percentage of revenue resulted primarily from improved operating margins realized by the Company's wireless infrastructure building and implementation services business offset by somewhat lower levels of wireless infrastructure component sales and certain non-recurring expenses incurred in connection with the Company's recent acquisitions.

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS.

          None.

ITEM 2. - CHANGES IN SECURITIES.

          None.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

ITEM 5. - OTHER INFORMATION.

          None.

PART II - OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

               27   Financial Data Schedule.

          (b) Reports on Form 8-K

               On July 15, 1997, the Company filed a Form 8-K and reported that it had completed the acquisition of Microwave Tower Service, Inc., an Oregon corporation ("MTS"), which became a wholly-owned subsidiary of the Company pursuant to the terms of an Agreement and Plan of Merger dated as of June 30, 1997 among MTS, each of the stockholders listed on Exhibit 1 to the Agreement and Plan of Merger, the Company and MTS Acquisition, Inc., a wholly-owned subsidiary of the Company. A copy of the Agreement and Plan of Merger was filed as an Exhibit to the 8-K.

               On July 30, 1997, the Company filed a Form 8-K and reported that it had completed the acquisition of substantially all the assets of Paramount Communication Systems, Inc., a New Jersey corporation ("Paramount") and waived a valuation condition establishing the purchase price of the assets acquired. A copy of the Asset Purchase Agreement dated as of May 28, 1997 among Paramount, Michael Moskowitz, the sole shareholder of Paramount, Specialty Constructors, Inc. and the Company was filed as an Exhibit to the 8-K.

               On September 15, 1997, the Company filed a Form 8-K/A which amended the 8-K filed on July 15, 1997 by including the audited financial statements of Microwave Tower Service, Inc. at June 30, 1997 and 1996 for the fiscal years then ended and by incorporating by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997, the Company's consolidated financial statements at June 30, 1997 and 1996 and for the fiscal years then ended which financial statements had been restated to reflect the MTS merger as if such transaction had taken place at the beginning of all periods presented, consistent with the accounting treatment for a pooling-of-interests.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 24, 1997
                                SPECIALTY TELECONSTRUCTORS, INC.


                                By:    /s/MICHAEL R. BUDAGHER
                                     -------------------------------------------
                                     Michael R. Budagher, Chairman of the
                                     Board, President, Chief Executive
                                     Officer and Treasurer


                                By:    /s/DENNIS K. HARTNETT
                                     -------------------------------------------
                                     Dennis K. Hartnett, Chief Accounting
                                     Officer