Form 10QSB
period 1997-12-31
SPECIALTY TELECONSTRUCTORS INC
filed 1998-02-20
CIK 925269

================================================================================

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1997

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,997,926 on February 17, 1998

The Index to Exhibits appears on page 14

================================================================================

                      SPECIALTY TELECONSTRUCTORS, INC.

                                INDEX
                                -----


                                                                      Page
                                                                      ----
PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

     Consolidated Balance Sheets at December 31, 1997 and
     1996 (unaudited)                                                   3

     Consolidated Statements of Earnings for the three and six-month
     periods ended December 31, 1997 and 1996 (unaudited)               4

     Consolidated Statements of Cash Flows for the six-month
     periods ended December 31, 1997 and 1996 (unaudited)               5

     Consolidated Statements of Changes in Stockholders' Equity
     for the six-month periods ended December 31, 1997 and
     1996 (unaudited)                                                   7

     Notes to the Consolidated Financial Statements as of
     December 31, 1997 and 1996 (unaudited)                             8

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION     8

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS                                            12

ITEM 2. - CHANGES IN SECURITIES                                        12

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES                              12

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          12

ITEM 5. - OTHER INFORMATION                                            14

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                             14

SIGNATURES                                                             14

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                        SPECIALTY TELECONSTRUCTORS, INC.
                          Consolidated Balance Sheets
                           December 31, 1997 and 1996
                                  (Unaudited)

                                     Assets

                                          1997         1996
                                          ----         ----
Current assets:
   Cash and cash equivalents           $ 2,131,793  $   960,968
   Available for sale securities       $    50,000  $   293,300
   Contracts Receivable, net of        $15,741,654  $13,585,469
      allowance for doubtful
      accounts
   Costs and estimated earnings in
      excess of billings on
      uncompleted contracts            $ 2,505,487  $ 2,883,325
   Finished goods inventory            $ 3,339,147  $   537,628
   Prepaid income taxes                $   261,775  $    55,730
   Other                               $   220,437  $   537,785
                                       -----------  -----------
        Total current assets           $24,250,293  $18,854,205

Property and equipment, net            $ 9,021,486  $ 6,112,515

Other assets, net                      $ 3,571,861  $   453,433
                                       -----------  -----------

                                       $36,843,640  $25,420,153
                                       ===========  ===========

                Liabilities and Stockholders' Equity

Current liabilities:
   Trade accounts payable              $ 4,441,278   $ 5,304,810
   Lines of credit                     $ 3,964,828   $ 1,703,253
   Notes payable to stockholder        $ 1,324,000   $   500,000
   Billings in excess of costs and
      estimated earnings on uncompleted
      contracts                        $   606,442   $   391,844
   Accrued expenses                    $   842,873   $   916,736
   Current installments of notes
      payable                          $   613,827   $    79,443
   Current income taxes payable        $ 1,009,317   $   250,232
   Deferred income taxes               $   333,814   $   231,645
                                       -----------   -----------
        Total current liabilities      $13,136,379   $ 9,377,963

Deferred income taxes                  $    90,000   $   277,537

Notes payable to banks, excluding
      current installments             $ 2,065,211   $ 1,982,207
                                       -----------   -----------

      Total Liabilities                $15,291,590   $11,637,707
                                       -----------   -----------


Stockholders' equity:
   Common Stock                        $    80,689   $    69,657
   Additional paid-in-capital          $14,080,222   $ 6,008,874
   Treasury stock, 100,000 shares
      in 1997 and none in 1996,
      respectively                     $(1,387,500)  $         -
   Retained earnings                   $ 8,778,639   $ 7,703,915
                                       -----------   -----------
        Total stockholders' equity     $21,552,050   $13,782,446
                                       -----------   -----------

                                       $36,843,640   $25,420,153
                                       ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                        SPECIALTY TELECONSTRUCTORS, INC.
                      Consolidated Statements of Earnings
         For the three and six months ended December 31, 1997 and 1996
                                  (Unaudited)

                                             Six months ended              Three months ended
                                        ----------------------------  -----------------------------

                                            1997           1996           1997            1996
                                            ----           ----           ----            ----
Revenues earned:
   Installation services                 $26,051,645    $28,414,887    $14,585,420     $16,233,783
   Component sales                       $ 3,523,635    $ 4,748,030    $ 2,189,904     $ 2,892,617
                                         -----------    -----------    -----------     -----------
       Total revenues earned             $29,575,280    $33,162,917    $16,775,324     $19,126,400
                                         -----------    -----------    -----------     -----------

Cost of revenues earned:
   Installation services                 $21,479,825    $23,117,299    $12,170,801     $12,985,863
   Component sales                       $ 2,047,508    $ 3,533,610    $ 1,073,829     $ 2,103,243
                                         -----------    -----------    -----------     -----------
       Total cost of revenues earned     $23,527,333    $26,650,909    $13,244,630     $15,089,106
                                         -----------    -----------    -----------     -----------
       Gross profit on revenues
         earned                          $ 6,047,947    $ 6,512,008    $ 3,530,694     $ 4,037,294

Selling, general and administrative
 expenses                                $ 2,158,899    $ 2,742,335    $   948,523     $ 1,383,579
                                         -----------    -----------    -----------     -----------

   Earnings from
    operations                           $ 3,889,048    $ 3,769,673    $ 2,582,171     $ 2,653,715
                                         -----------    -----------    -----------     -----------


Other income (deductions):
  Interest income                        $    61,956    $    63,267    $    44,612     $    22,808
  Interest expense                       $  (150,563)   $  (128,883)   $   (71,868)    $   (65,626)
  Other, net                             $    61,712    $    11,823    $    10,241     $      (235)
                                         -----------    -----------    -----------     -----------
                                         $   (26,895)   $   (53,793)   $   (17,015)    $   (43,053)
                                         -----------    -----------    -----------     -----------

   Earnings before income taxes          $ 3,862,153    $ 3,715,880    $ 2,565,156     $ 2,610,662

Income taxes                             $ 1,493,349    $   609,282    $   984,449     $   366,500
                                         -----------    -----------    -----------     -----------
   Net earnings                          $ 2,368,804    $ 3,106,598    $ 1,580,707     $ 2,244,162

Basic earnings per share:
   Net earnings                          $      0.30    $      0.45    $      0.20     $      0.32
                                         -----------    -----------    -----------     -----------
   Weighted average common shares
       outstanding                         7,928,928      6,903,274      7,966,140       6,934,240
                                         -----------    -----------    -----------     -----------

Diluted earnings per share:
   Net earnings                          $      0.29    $      0.44    $      0.19     $      0.28
                                         -----------    -----------    -----------     -----------
   Weighted average common shares
       outstanding plus dilutive
       potential common shares           $ 8,129,458    $ 7,113,156    $ 8,150,936     $ 7,233,828
                                         -----------    -----------    -----------     -----------

Pro forma information:
   Net earnings                          $ 2,368,804    $ 3,106,598    $ 1,580,707     $ 2,244,162
   Pro forma adjustment for income
       taxes of acquired entity
       previously filing as an S
       Corporation                       $       -      $  (871,000)   $       -       $  (666,000)
                                         -----------    -----------    -----------     -----------

   Pro forma net earnings after
       adjustment for income taxes
       of acquired entity                $ 2,368,804    $ 2,235,598    $ 1,580,707     $ 1,578,162
                                         -----------    -----------    -----------     -----------

   Pro forma basic earnings per
       common share outstanding          $      0.30    $      0.32    $      0.20     $      0.23
                                         -----------    -----------    -----------     -----------

   Pro forma diluted earnings per
       common share outstanding          $      0.29    $      0.31    $      0.19     $      0.22
                                         -----------    -----------    -----------     -----------

The accompanying notes are an integral part of these consolidated financial statements.

                        SPECIALTY TELECONSTRUCTORS, INC.
                     Consolidated Statements of Cash Flows
              For the six months ended December 31, 1997 and 1996
                                  (Unaudited)

                                                 1997          1996
                                                 ----          ----

Cash flows from operating activities:
   Net earnings                              $ 2,368,804    $ 3,106,598
   Adjustments to reconcile net
       earnings to net cash provided
      by operating activities:

   Depreciation                              $   878,277    $   592,067
   Amortization of goodwill                  $   134,277    $    63,729
   Changes in certain assets
    and liabilities:
      Available for sale securities          $   719,850    $    12,661
      Contracts receivable                   $  (135,256)   $(4,275,190)
      Costs and estimated earnings in
       excess of billings on
       uncompleted contracts                 $  (272,198)   $(1,426,321)
      Finished goods inventory               $  (588,696)   $   152,129
      Prepaid income taxes                   $   145,702    $     7,021
      Other assets                           $   (35,067)   $  (300,330)
      Trade accounts payable                 $    36,258    $ 2,567,341
      Billings in excess of costs and
       estimated earnings on uncompleted
       contracts                             $  (488,228)   $   149,264
      Accrued expenses                       $    44,027    $  (321,826)
      Current income taxes                   $ 1,009,316    $  (394,123)
      Deferred income taxes                  $   (50,786)   $  (109,563)
                                             -----------    -----------

    Net cash provided (used)by
     operating activities                    $ 3,766,280    $  (176,543)
                                             -----------    -----------

Cash flows from investing activities:
   Purchases of property
       and equipment                         $  (561,081)   $(1,686,568)
   Cash expended in acquisition
      of Data Cell Systems, Inc.             $       -      $  (160,000)
   Cash expended in acquisition of
      Ellis Tower Company, Inc., net
      of cash of $151,701 acquired in
      acquisition                            $  (297,704)   $       -
                                             -----------    -----------

            Net cash used in
             investing activities            $  (858,785)   $(1,846,568)
                                             -----------    -----------

Cash flows from financing activities:
   Line of credit with bank, net             $   576,918    $    71,253
   Principal repayment on note
       payable to stockholder                $  (676,000)   $       -
   Acquisition of treasury stock             $(1,387,500)   $       -
   Distributions of prior S Corporation
      earnings                               $       -      $  (435,500)
   Proceeds from sale of common stock        $   268,862    $       -
   Principal payments on
      notes payable to banks                 $  (547,702)   $   (64,292)
                                             -----------    -----------

      Net cash used in financing
       activities                            $(1,765,422)   $  (428,539)
                                             -----------    -----------

      Net increase (decrease)in cash
       and cash equivalents                  $ 1,142,073    $(2,451,650)

Cash and cash equivalents
   Beginning of period                       $   989,720    $ 3,412,618
                                             -----------    -----------
   End of period                             $ 2,131,793    $   960,968
                                             ===========    ===========

                                  (Continued)

                        SPECIALTY TELECONSTRUCTORS, INC.
                     Consolidated Statements of Cash Flows
              For the six months ended December 31, 1997 and 1996
                                  (Unaudited)

                                                                                     1997         1996
                                                                                     ----         ----
Supplemental disclosure
 of cash flow information:
   Interest paid                                                                  $  150,563    $  152,205
                                                                                  ----------    ----------

   Taxes paid                                                                     $  262,800    $1,113,270
                                                                                  ==========    ==========

   Noncash transactions - acquisition
      of vehicles in exchange for debt                                            $  640,861    $  586,466
                                                                                  ==========    ==========

   Ellis Tower Company, Inc. Acquisition
    in fiscal year 1998 and Data Cell
    Systems, Inc. in fiscal year 1997:
      Cash                                                                        $  151,701   $      -
      Contracts receivable                                                        $  865,919   $  200,000
      Finished goods inventory                                                    $   86,212   $      -
      Other current assets                                                        $   33,924   $  100,000
      Property and equipment                                                      $  267,915   $  267,000
      Goodwill                                                                    $1,729,280   $  258,510
      Trade accounts payable                                                      $ (383,326)  $      -
      Billings in excess of costs and
       estimated earnings on uncompleted
       contracts                                                                  $ (496,731)  $      -
      Accrued expenses                                                            $   (7,871)  $      -
                                                                                  ----------   -----------
                                                                                  $2,247,023   $  825,510
                                                                                  ==========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                        SPECIALTY TELECONSTRUCTORS,INC.
           Consolidated Statements of Changes in Stockholders' Equity
              For the six months ended December 31, 1997 and 1996
                                  (unaudited)


                          Common Stock
                        -----------------         Additional
                                                    Paid-in      Retained       Treasury
                         Shares     Amount          capital      earnings        Stock           Total
                         ------     ------        ----------     --------        -----           -----

Balances at
June 30, 1996           6,872,308   $68,723       $ 5,344,298     $5,032,817     $      -      $10,445,838

Distributions
 of prior S
 Corporation
 earnings                     -     $   -         $       -       $ (435,500)    $      -      $  (435,500)

Issuance of common
 shares to acquire
 Data Cell Systems,
 Inc.                      93,405   $   934       $   664,576     $      -       $       -     $   665,510

Net earnings                  -     $   -         $       -       $3,106,598     $       -     $ 3,106,598
                        ---------   -------       -----------     ----------     -----------   -----------

Balances as of
December 31,
1996                    6,965,713   $69,657       $ 6,008,874     $7,703,915     $       -     $13,782,446
                        =========   =======       ===========     ==========     ===========   ===========


                          Common Stock
                        -----------------         Additional
                                                    Paid-in      Retained       Treasury
                         Shares     Amount          capital      earnings        Stock         Total
                         ------     ------        ----------     --------        -----         -----

Balances as of
June 30, 1997           7,876,554   $78,765       $12,015,667     $6,409,835     $       -     $18,504,267

Issuance of
 common stock              71,554   $   716       $   268,145     $      -       $       -     $   268,861

Issuance of common
shares to acquire
Ellis Tower
Company, Inc.             120,848   $ 1,208       $ 1,796,410     $      -       $       -     $ 1,797,618

Acquisition of
100,000 shares
for treasury
stock                         -     $   -         $       -       $      -       $(1,387,500)  $(1,387,500)

Net earnings                        $             $       -       $2,368,804     $       -     $ 2,368,804
                        ---------   -------       -----------     ----------     -----------   -----------

Balances as of
December 31, 1997       8,068,956   $80,689       $14,080,222     $8,778,639     $(1,387,500)  $21,552,050
                        =========   =======       ===========     ==========     ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                        SPECIALTY TELECONSTRUCTORS, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 1997 and 1996
                                  (Unaudited)

Note 1:  Basis of Presentation

The consolidated financial statements and notes thereto at December 31, 1997 and for the three and six-month periods ended December 31, 1997 and 1996 are unaudited and are presented in accordance with the requirements of Form 10-QSB and consequently do not include all disclosures normally required by generally accepted accounting principles or those normally reflected in the Company's Annual Report on Form 10-KSB. Accordingly, the consolidated financial statements and notes thereto contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-KSB for the fiscal year ended June 30, 1997.

The consolidated financial statements and notes thereto at December 31, 1997 and for the three and six-month periods ended December 31, 1997 and 1996 reflect (i) the acquisition of Novak & Lackey Construction Co., Inc., an Oklahoma corporation ("Novak & Lackey") which was effected as of March 31, 1997 through a merger between Novak & Lackey and a wholly-owned subsidiary of the Company of which Novak & Lackey was the surviving corporation, and (i) the acquisition of Microwave Tower Service, Inc., an Oregon corporation ("MTS") which was effected as of June 30, 1997 through a merger between MTS and a wholly-owned subsidiary of the Company, of which MTS was the surviving corporation. The acquisitions of Novak & Lackey and MTS were accounted for as poolings of interests.
Accordingly, the consolidated financial statements and notes thereto at December 31, 1997 for the three and six-month periods ended December 31, 1997 and 1996 are presented as if the acquisitions of Novak & Lackey and MTS had occurred at the beginning of all periods presented.

For financial reporting purposes, a pro forma provision for income taxes has been reflected in the consolidated statements of earnings for the three and six-month periods ended December 31, 1996 to present taxes on the results of operations of MTS for the three and six-month periods ended December 31, 1996 on the basis that is required upon its change in tax status from S Corporation to a C Corporation. This amount is approximately equal to the required Federal and state income tax provisions that would have been recorded if MTS had not elected S Corporation status and was subject to and liable for Federal and state income taxes as a C Corporation prior to its termination of S Corporation status. MTS terminated its S Corporation status upon merging with a wholly-owned subsidiary of the Company on June 30, 1997.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the results for interim periods. The results of operations for the three and six-month periods ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year.

Note 2:  Acquisition

As of October 7, 1997, a wholly-owned subsidiary of the Company, purchased substantially all the assets of Ellis Tower Co., Inc., a Florida corporation, in exchange for $449,404 in cash and the delivery of 120,849 newly issued shares of common stock of the Company. The transaction was accounted for by the Company as a purchase.

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

Results of Operations

For the Three-Month Periods Ended December 31, 1997 and 1996

Revenues. The Company's revenues for the three-month period ended December 31, 1997, decreased approximately 12% to $16,775,324 from $19,126,400 for the same three-month period in the prior year. Management believes the decrease in revenues was due primarily to unusually strong demand for the Company's wireless infrastructure components in the comparative quarter last year and to Management's decision to concentrate its efforts on improving operating efficiency by, among other methods, reducing the number of projects it undertakes using primarily subcontracted labor.

Gross Profit. Gross profit for the three-month period ended December 31, 1997 decreased approximately 13% to $3,530,694 from $4,037,294 for the same three-month period in the prior year. Gross profit as a percentage of revenue held constant at 21% for the three-month period ended December 31, 1997 compared with the same three-month period in the prior year. Management believes the decrease in gross profit was due primarily to the decrease in revenues, unusually strong demand for the Company's wireless infrastructure components in the comparative quarter last year and to Management's decision to concentrate its efforts on improving operating efficiency by, among other methods, reducing the number of projects it undertakes using primarily subcontracted labor, partially offset by increases in operating efficiency resulting from the continued integration of the Company's acquisitions effected during the quarter and the last half of fiscal 1997.

Selling, General and Administrative ("SG&A") Expenses. SG&A expenses for the three-month period ended December 31, 1997 decreased to $948,523 from $1,383,579 for the same three-month period in the prior year. As a percentage of revenues, SG&A expenses decreased from 7% for the three-month period ended December 31, 1996 to 6% for the three-month period ended December 31, 1997. The decreases in SG&A expenses and in SG&A expenses as a percentage of revenue resulted from the decrease in revenues, increased administrative efficiencies resulting from the continued integration of the Company's acquisitions effected during the quarter and the last half of fiscal 1997, partially offset by certain non-recurring expenses (primarily legal and accounting expenses) incurred during the period in connection with the recent acquisitions of Novak & Lackey Construction Co., Inc., Microwave Tower Services, Inc. and Ellis Tower Co., Inc.

Net Earnings. Net earnings for the three-month period ended December 31, 1997 were $1,580,707 compared to $1,578,162 for the same three-month period in the prior year. As a percentage of revenue, net earnings increased to 9% from 8% in the prior year. The slight increase in net earnings and the increase in net earnings as a percentage of revenue resulted primarily from improved operating margins realized by the Company's wireless infrastructure building and implementation services business and increased administrative efficiencies resulting from the continued integration of the Company's acquisitions, partially offset by the decrease in revenues and by certain non-recurring expenses (primarily legal and accounting expenses) incurred in connection with the Company's recent acquisitions. In addition, net earnings per share were negatively impacted by the higher number of shares outstanding during the period versus the comparative period last year. Net earnings for the prior periods are stated on a pro-forma basis to adjust for income taxes attributable to net income realized by

Microwave Tower Services, Inc. which was an S-corporation prior to its acquisition by the Company in June, 1997.

For the Six-Month Periods Ended December 31, 1997 and 1996

Revenues. The Company's revenues for the six-month period ended December 31, 1997, decreased approximately 11% to $29,575,280 from $33,162,917 for the same period in the prior year. Management believes the decrease in revenues was due in part to unusually strong demand for the Company's wireless infrastructure components in the comparative period last year and to Management's decision to concentrate its efforts on improving operating efficiency by, among other methods, reducing the number of projects it undertakes using primarily subcontracted labor and in part to comparatively lower levels of wireless infrastructure building and implementation activity in the U.S. experienced primarily during the first half of the period.

Gross Profit. Gross profit for the six-month period ended December 31, 1997 decreased approximately 7% to $6,047,947 from $6,512,008 for the same six-month period in the prior year. Gross profit as a percentage of revenue held constant at 20% for the six-month period ended December 31, 1997 compared with the same six-month period in the prior year. Management believes the decrease in gross profit was due primarily to the decrease in revenues, unusually strong demand for the Company's wireless infrastructure components in the comparative period last year and to Management's decision to concentrate its efforts on improving operating efficiency by, among other methods, reducing the number of projects it undertakes using primarily subcontracted labor, partially offset by increases in operating efficiency resulting from the continued integration of the Company's acquisitions effected during the period and the last half of fiscal 1997.

Selling, General and Administrative Expenses. SG&A expenses for the six-month period ended December 31, 1997 decreased to $2,158,899 from $2,742,335 for the same six-month period in the prior year. As a percentage of revenues, SG&A expenses decreased from 8% for the six-month period ended December 31, 1996 to 7% for the six-month period ended December 31, 1997. The decreases in SG&A expenses and in SG&A expenses as a percentage of revenue resulted from the decrease in revenues, increased administrative efficiencies resulting from the continued integration of the Company's acquisitions effected during the period and the last half of fiscal 1997, partially offset by approximately $140,000 in non-recurring expenses (primarily legal and accounting expenses) incurred during the period in connection with the Company's recent acquisitions of Novak & Lackey Construction Co., Inc., Microwave Tower Services, Inc. and Ellis Tower Co., Inc.

Net Earnings. Net earnings for the six-month period ended December 31, 1997 increased approximately 6% to $2,368,804 compared to $2,235,598 for the same six-month period in the prior year. As a percentage of revenue, net earnings increased to 8% from 7% in the same period in the prior year. The increases in net earnings and in net earnings as a percentage of revenue resulted from improved operating margins realized by the Company's wireless infrastructure building and implementation services business and increased administrative efficiencies resulting from the continued integration of the Company's acquisitions, partially offset by the decrease in revenues, and by certain non-recurring expenses (primarily legal and accounting expenses) incurred in connection with the Company's recent acquisitions. In addition, net earnings per share were negatively impacted by the higher number of shares outstanding during the period versus the comparative period last year. Net earnings for the prior periods are stated on a pro-forma basis to adjust for income taxes attributable to net income realized by Microwave Tower Services, Inc. which was an S-corporation prior to its acquisition by the Company in June, 1997.

Earnings Per Share Disclosures:

The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and other related disclosures required by Statement of Financial Accounting Standards No. 128, Earnings Per Share

                                              For the six-month period ended December 31, 1997
                                              ------------------------------------------------
                                                  Income            Shares          Per Share
                                                 Numerator       (Denominator)       Amount
                                                 ---------        -----------       ---------
Basic Earnings Per Share
   Income available to common stockholders         $2,389,804         7,928,928     $      0.30
                                                                                    -----------

Effect of Dilutive Shares
   Options                                         $                    200,530
                                                   ----------         ---------

Dilutive Earnings Per Share
   Income available to common stockholders
     plus assumed conversions                      $2,389,804         8,129,458     $      0.29
                                                   ----------         ---------     -----------

Options to purchase 15,000 shares of common stock at exercise price of $15.50 per share were outstanding during the above period but were not included in the computation of EPS shares. The options which expire on October 7, 2002, were still outstanding as of December 31, 1997.


                                              For the three-month period ended December 31, 1997
                                              --------------------------------------------------
                                                 Income             Shares         Per Share
                                                Numerator        (Denominator)       Amount
                                                ---------        -------------     ---------

Basic Earnings Per Share                       $1,580,707           7,966,140      $      0.20
   Income available to common stockholders                                         -----------

Effect of Dilutive Shares
   Options                                     $        -             184,796
                                               ----------           ---------

Dilutive Earnings Per Share
   Income available to common stockholders
    plus assumed conversions                   $1,580,707           8,150,936      $      0.19
                                               ==========           =========      ===========

Options to purchase 233,000 shares of common stock at exercise price of $14.75 to $15.50 per share were outstanding during the above period but were not included in the computation of EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire between June 30, 2002 to October 7, 2002, were still outstanding as of December 31, 1997.


                                              For the six-month period ended December 31, 1996
                                              ------------------------------------------------
                                                 Income           Shares          Per Share
                                                Numerator      (Denominator)        Amount
                                                ---------      -------------      ---------

Basic Earnings Per Share
   Income available to common stockholders    $3,106,598        6,903,274         $    0.45
                                                                                  ---------

Effect of Dilutive Shares
   Warrants                                   $        -           73,763
   Options                                    $        -          136,119
                                              ----------        ---------

Dilutive Earnings Per Share
   Income available to common stockholders
    plus assumed conversions                  $3,106,598        7,113,156         $   0.44
                                              ==========        =========         ========
Pro forma earnings per share:
   Basic                                                                          $    .32
                                                                                  ========

   Dilutive                                                                       $    .31
                                                                                  ========

                                              For the three-month period ended December 31, 1996
                                              --------------------------------------------------
                                                   Income            Shares         Per Share
                                                 Numerator        (Denominator)       Amount
                                                 ---------        -------------       ------

Basic Earnings Per Share
   Income available to common stockholders    $  2,244,162          6,934,240      $     0.32
                                                                                   ----------

Effect of Dilutive Shares
   Warrants                                   $          -            133,685
   Options                                    $          -            165,903
                                              ------------          ---------

Dilutive Earnings Per Share
   Income available to common stockholders
    plus assumed conversions                  $  2,244,162          7,233,828      $     0.28
                                              ============          =========      ==========
Pro forma Earnings Per Share:
   Basic                                                                           $      .23
                                                                                   ==========
   Dilutive                                                                        $      .22
                                                                                   ==========

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS.

              None.

ITEM 2. - CHANGES IN SECURITIES.

              None.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES.

              None.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


The Annual Meeting of Stockholders was held on November 21, 1997. All of the proposals presented for Stockholder consideration at the Annual Meeting were approved. The following is a tabulation of the voting on each proposal presented at the Annual Meeting.

       Proposal 1 -- Proposal to amend the Corporation's Articles of Incorporation to provide for a staggered Board of Directors

                            Number of Votes Cast

                           For    Against    Abstain
                           ---    -------    -------
                         5,599,772   367,000    2,485

       Proposal 2 -- Proposal to amend the Corporation's Articles of Incorporation to give the Board of Directors the authority, without further action by the stockholders, to issue up to 2,000,000 shares of Preferred Stock

                           Number of Votes Cast

                          For      Against  Abstain
                          ---      -------  -------
                       5,574,486   370,046   24,725

       Proposal 3 -- Proposal to amend the Corporation's Articles of Incorporation to increase the number of shares of Common Stock that may be issued by the Company from 10,000,000 to 20,000,000 .

                              Number of Votes Cast

                           For    Against     Abstain
                           ---    -------     -------
                       5,966,611    1,846         800

       Proposal 4 -- Proposal to amend the Corporation's Articles of Incorporation to require a supermajority vote of two-thirds of the stockholders to either amend or repeal provisions contained in the Articles of Incorporation.

                           Number of Votes Cast

                           For      Against  Abstain
                           ---      -------  -------
                        5,596,811   369,496    2,950

       Proposal 5 -- Election of Directors.

                                           Number of Votes Cast

          Class    Name of Director        For     Against  Abstain
          -----    ----------------        ---     -------  -------
              1  Terry D. Farmer        5,966,502      550    2,205
              1  Frank D. Lackey        5,966,502      550    2,205
              2  John D. Emery          5,966,502      550    2,205
              2  Jon D. Word            5,966,502      550    2,205
              3  Michael R. Budagher    5,966,502      550    2,205
              3  Ernie L. Carpenter     5,966,502      550    2,205

       Proposal 6 -- Proposal to approve and ratify the Corporation's 1997 Stock Incentive Plan.

                           Number of Votes Cast

                           For      Against  Abstain
                           ---      -------  -------
                        5,960,907     7,050    1,300

       Proposal 7 -- Proposal to approve and ratify certain stock options granted under the Company's 1997 Stock Incentive Plan to employees of the Corporation or its subsidiaries in connection with certain recent acquisitions.

                           Number of Votes Cast

                           For      Against  Abstain
                           ---      -------  -------
                        5,955,707     7,350    6,200

       Proposal 8 -- Proposal to ratify the appointment of KPMG Peat Marwick LLP as the Corporation's independent auditors for the fiscal year ending June 30, 1998.

                           Number of Votes Cast

                           For      Against  Abstain
                           ---      -------  -------
                        5,968,157       400      700


ITEM 5. - OTHER INFORMATION.

Agreement to Acquire OmniAmerica Holdings Corporation

On February 16, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with OmniAmerica, Inc., a Delaware corporation, OmniAmerica Holdings Corporation, a Delaware corporation ("OmniAmerica") HMTF/Omni Partners, L.P., a Texas limited partnership ("OmniPartners"), and OAI Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company ("Merger Sub").

OmniAmerica owns, manages and operates broadcast towers and wireless communication sites throughout the United States. OmniAmerica, formed in 1997 by Carl E. Hirsch and Anthony S. Ocepek in partnership with Hicks, Muse, Tate & Furst Incorporated ("Hicks, Muse"), is privately held.

Under the terms of the Merger Agreement, Merger Sub will be merged with and into OmniAmerica with OmniAmerica being the surviving corporation and a wholly-owned subsidiary of the Company. The transaction is structured as a tax-free exchange in which the owners of OmniAmerica will receive 5.26 million shares of newly issued Company common stock in exchange for all the issued and outstanding equity of OmniAmerica. The Merger Agreement also provides that the following persons initially will hold the following offices within the Company: Carl Hirsch -- Chief Executive Officer, Michael Budagher -- Chief Operating Officer, Anthony Ocepek -- Chief Financial Officer. Hicks, Muse, OmniPartners and certain of their affiliates have agreed to limit their collective ownership prior to closing to no greater than 49.9% of the outstanding common stock of the Company (the "Standstill Agreement"). In addition, at the closing of the Merger Agreement the parties will enter into a related agreement pursuant to which the Company may acquire additional wireless communications towers from an affiliate of OmniPartners in exchange for 1.49 million additional shares of Company common stock.

At the closing of the Merger Agreement, the Company, OmniPartners and certain other significant stockholders would enter into a Stockholders Agreement providing for, among other things: (i) certain registration rights in favor of OmniPartners and such stockholders, (ii) increasing the Board's size to eight directors (four of which would be designated by Hicks,Muse and four of which would be designated by Michael Budagher), (iii) approval of certain extraordinary transactions and the annual budget of the Company by a majority of both the Hicks, Muse and Budagher designees to the Board of directors and (iv) the continuance of the Standstill Agreement.

The Merger is subject to several closing conditions and is currently expected to be consummated by the end of the current quarter.


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

               10.1 Employment Agreement, dated December 6, 1997 by and between the Registrant and Jeffrey A. Howard.

               27   Financial Data Schedule.

          (b) Reports on Form 8-K

               None.

                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 18, 1998
                             SPECIALTY TELECONSTRUCTORS, INC.


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