Form 10QSB
period 1998-03-31
SPECIALTY TELECONSTRUCTORS INC
filed 1998-05-15
CIK 925269

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ___________ to _____________

                         COMMISSION FILE NUMBER 1-13272

                        SPECIALTY TELECONSTRUCTORS, INC.
        (Exact name of small business issuer as specified in its charter)


                     NEVADA                                 85-0421409

         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                 Identification No.)



            12001 STATE HWY 14 NORTH                           87008
             CEDAR CREST, NEW MEXICO                        (Zip Code)
    (Address of principal executive offices)


                                (505) 281-2197
                          (Issuer's telephone number,
                             including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes /x/   No / /

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,969,559 on May 12, 1998

PART I.  FINANCIAL INFORMATION

         ITEM 1.

                       SPECIALTY TELECONSTRUCTORS, INC.

                          Consolidated Balance Sheets
                            March 31, 1998 and 1997
                                  (Unaudited)

                                    Assets
                                                                  1998            1997
                                                              ------------    ------------
Current assets:
  Cash and cash equivalents ...............................   $  1,405,400    $  5,442,623
  Available for sale securities ...........................         50,000         283,374
  Contracts receivable, net of allowance for doubtful
    accounts ..............................................     14,431,737      14,285,134
  Costs and estimated earnings in excess of billings on
    uncompleted contracts .................................      3,220,249       2,825,762
  Finished goods inventory ................................      3,523,546       1,270,314
  Prepaid income taxes ....................................        261,775          56,465
  Other ...................................................        402,318         607,896
                                                              ------------    ------------
      Total current assets ................................   $ 23,295,025    $ 24,771,568

Property and equipment, net ...............................   $  9,405,468    $  8,007,925

Other assets, net .........................................   $  3,831,889    $    422,650
                                                              ------------    ------------

      Total assets ........................................   $ 38,532,382    $ 33,202,143
                                                              ============    ============

                       Liabilities and Stockholders' Equity
Current liabilities:
  Trade accounts payable ..................................   $  4,589,709    $  4,079,574
  Lines of credit .........................................      3,031,171       4,544,481
  Notes payable to stockholder ............................        999,000       2,000,000
  Billings in excess of costs and estimated earnings
    on uncompleted contracts ..............................        469,497         401,508
  Accrued expenses ........................................        616,535         658,589
  Current installments of notes payable ...................        570,998         408,651
  Current income taxes payable ............................      1,142,848         310,879
  Deferred income taxes ...................................        372,469         231,645
                                                              ------------    ------------
      Total current liabilities ...........................   $ 11,792,227    $ 12,635,327

Deferred income taxes .....................................   $     90,000    $    199,292

Notes payable to banks, excluding current installments ....   $  2,404,760    $  1,974,940
                                                              ------------    ------------

      Total liabilities ...................................   $ 14,286,987    $ 14,809,559
                                                              ------------    ------------

Stockholders' Equity:
  Common stock ............................................   $     81,555    $     76,607
  Additional paid-in capital ..............................     14,528,644       8,963,341
  Treasury stock, 100,000 in 1998 and none in 1997,
    respectively, at cost .................................     (1,387,500)           --
  Retained earnings .......................................      9,022,696       9,352,636
                                                              ------------    ------------
      Total stockholders' equity ..........................     22,245,395      18,392,584
                                                              ------------    ------------

      Total liabilities and stockholders' equity ..........   $ 36,532,382    $ 33,202,143
                                                              ============    ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        SPECIALTY TELECONSTRUCTORS, INC.

                       Consolidated Statements of Earnings
           For the three and nine months ended March 31, 1998 and 1997
                                   (Unaudited)

                                                     Nine months             Three months
                                                        ended                    ended
                                                      March 31,                March 31,
                                               -----------------------  ------------------------
                                                  1998        1997         1998         1997
                                               ----------- -----------  -----------  -----------
Revenues earned:
  Installation services......................  $39,835,298 $44,484,161  $13,783,853  $16,069,274
  Component sales............................    5,191,456   6,700,530    1,667,821    1,952,500
                                               ----------- -----------  -----------  -----------
      Total revenues earned..................  $45,026,754 $51,184,691  $15,451,474  $18,021,774
                                               ----------- -----------  -----------  -----------
Cost of revenues earned:
  Installation services......................   34,422,763  36,355,200   12,942,938   13,237,901
  Component sales............................    3,222,544   4,676,400    1,175,036    1,142,790
                                               ----------- -----------  -----------  -----------
     Total cost of revenues earned...........  $37,645,307 $41,031,600  $14,117,974  $14,380,691
                                               ----------- -----------  -----------  -----------
     Gross profit on revenues earned.........  $ 7,381,447 $10,153,091  $ 1,333,500  $ 3,641,083
                                               ----------- -----------  -----------  -----------
Selling, general and administrative expenses.  $ 2,978,303 $ 3,680,383  $   819,404  $   938,048
                                               ----------- -----------  -----------  -----------
  Earnings from operations...................  $ 4,403,144 $ 6,472,708  $   514,096  $ 2,703,035
                                               ----------- -----------  -----------  -----------
Other income (deductions):
  Interest income............................  $    87,068 $    73,773  $    25,112  $    10,506
  Interest expense...........................     (375,688)   (227,195)    (225,125)     (98,312)
  Other, net.................................      122,337      (2,119)      60,625      (13,942)
                                               ----------- -----------  -----------  -----------
                                               $  (166,283)$  (155,541) $  (139,388) $  (101,748)
                                               ----------- -----------  -----------  -----------
  Earnings before income taxes...............  $ 4,236,861 $ 6,317,167  $   374,708  $ 2,601,287

Income taxes.................................  $ 1,624,000 $   797,675  $   130,651  $   188,393
                                               ----------- -----------  -----------  -----------
  Net earnings...............................  $ 2,612,861 $ 5,519,492  $   244,057  $ 2,412,894
                                               =========== ===========  ===========  ===========
Basic earnings per common share:
  Net earnings...............................  $      0.33 $      0.80  $      0.03  $      0.35
                                               ----------- -----------  -----------  -----------
  Weighted average common shares outstanding.    7,939,998   6,927,149    8,008,454    6,975,959
                                               =========== ===========  ===========  ===========
Diluted earnings per share:
  Net earnings...............................  $      0.32 $      0.77  $      0.03  $      0.33
  Weighted average common shares outstanding
    plus dilutive potential common shares....    8,061,835   7,155,560    8,163,360    7,317,587
                                               =========== ===========  ===========  ===========
Pro forma information:
  Net earnings...............................  $ 2,612,861 $ 5,519,492  $   244,057  $ 2,412,894
  Pro forma adjustment for income taxes of
    acquired entity previously filing as
    an S Corporation.........................  $        -- $(1,712,000) $        --  $  (841,000)
                                               =========== ============ ===========  ===========

  Pro forma net earnings after adjustment for
    income taxes of acquired entity..........  $ 2,612,861 $  3,807,492 $   244,057  $ 1,571,894
                                               =========== ============ ===========  ===========

  Pro forma basic earnings per common
    share outstanding........................  $      0.33 $       0.55 $      0.03  $      0.23

  Pro forma diluted earnings per common
    share outstanding........................  $      0.32 $       0.53 $      0.03  $      0.21


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        SPECIALTY TELECONSTRUCTORS, INC.

                      Consolidated Statements of Cash Flows
                For the nine months ended March 31, 1998 and 1997
                                   (Unaudited)

                                                            1998          1997
                                                       --------------  -----------
Cash flows from operating activities:
  Net earnings .......................................   $ 2,612,861    $ 5,519,492
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
  Depreciation .......................................     1,417,516        971,282
  Amortization of goodwill ...........................       233,933         98,594
  Changes in certain assets and liabilities:
    Available for sale securities ....................       719,850         12,661
    Contracts receivable .............................      (557,177)    (5,241,855)
    Costs and estimated earnings in excess of billings
      on uncompleted contracts .......................      (986,960)    (1,368,758)
    Finished goods inventory .........................      (773,095)      (580,557)
    Prepaid income taxes .............................       145,702          6,286
    Other assets .....................................      (610,507)      (374,523)
    Trade accounts payable ...........................       951,341      1,342,105
    Billings in excess of costs and estimated earnings
      on uncompleted contracts .......................       368,289        158,928
    Accrued expenses .................................      (182,311)      (570,047)
    Current income taxes .............................     1,142,848       (333,476)
    Deferred income taxes ............................   $   (12,131)   $  (187,808)
                                                         -----------    -----------

      Net cash provided (used) by operating
        activities ...................................   $ 4,470,159    $  (547,676)
                                                         -----------    -----------

Cash flows from investing activities:
  Purchases of property and equipment ................   $(1,013,818)   $(2,747,656)
  Cash expended in acquisition of Data
    Cell Systems, Inc. ...............................          --         (160,000)
  Cash expended in acquisition of Ellis Tower
    Company, Inc., net of cash of $151,701
    acquired in acquisition ..........................      (297,704)          --
                                                         -----------    -----------
    Net cash used in investing activities ............   $(1,311,522)   $(2,907,656)
                                                         -----------    -----------

Cash flows from financing activities:
  Line of credit with bank, net ......................   $  (356,739)   $ 2,412,481
  Principal repayment on note payable to
    stockholder, net .................................    (1,001,000)     1,500,000
  Acquisition of treasury stock ......................    (1,387,500)          --
  Distributions of prior S Corporation earnings ......          --       (1,199,673)
  Proceeds from sale of common stock, net ............       718,148      2,961,417
  Principal payments on notes payable to banks .......      (715,866)      (188,888)
                                                         -----------    -----------

  Net cash provided (used) by financing activities ...   $(2,742,957)   $ 5,485,337
                                                         -----------    -----------

  Net increase in cash and cash equivalents ..........   $   415,680    $ 2,030,005

Cash and cash equivalents:
  Beginning of period ................................   $   989,720    $ 3,412,618
                                                         -----------    -----------
  End of period ......................................   $ 1,405,400    $ 5,442,623
                                                         ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        SPECIALTY TELECONSTRUCTORS, INC.

                      Consolidated Statements of Cash Flows
                For the nine months ended March 31, 1998 and 1997
                                   (Unaudited)


Supplemental disclosure of cash flow information:

                                                              1998       1997
                                                          ---------- -----------

  Interest paid ......................................... $  375,688  $  154,179
                                                          ==========  ==========
  Taxes paid ............................................    311,689   1,132,919
                                                          ==========  ==========
  Noncash transactions - acquisition of vehicles
    in exchange for debt ................................  1,108,545   1,533,003
                                                          ==========  ==========
  Ellis Tower Company, Inc. acquisition in fiscal
    year 1998 and Data Cell Systems, Inc. in
    fiscal year 1997:
      Cash ..............................................    151,701          --
      Contracts receivable ..............................    865,919     200,000
      Finished goods inventory ..........................     86,212          --
      Other current assets ..............................     33,924     100,000
      Property and equipment ............................    267,915     267,000
      Goodwill ..........................................  1,729,280     258,510
      Trade accounts payable ............................   (383,326)         --
      Billings in excess of costs and estimated earnings
          on uncompleted contracts ......................   (496,731)         --
      Accrued expenses ..................................     (7,871)         --
                                                          ----------   ---------

                                                          $ 2,247,023  $ 825,510
                                                          ===========  =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        SPECIALTY TELECONSTRUCTORS, INC.

           Consolidated Statements of Changes in Stockholders' Equity
                For the nine months ended March 31, 1998 and 1997



                                      Common Stock     Additional
                                    -----------------    paid-In      Retained     Treasury
                                      Shares   Amount    capital      earnings      stock       Total
                                    --------- -------  -----------  -----------  ------------ -----------

Balances at June 30, 1996 ........  6,672,308 $68,723  $ 5,344,298  $ 5,032,817  $     --     $10,445,838

Distributions of prior
   S Corporation earnings..........        --      --           --  $(1,199,673)       --     $(1,199,673)

Issuance of common stock and warrants
  to acquire common stock, net.....   694,987 $ 6,950  $ 2,954,467           --        --     $ 2,961,417

Issuance of common shares to acquire
  Data Cell Systems, Inc. ........     93,405 $   934  $   664,576           --        --     $   665,510

Net earnings .....................         --      --           --  $ 5,519,492        --     $ 5,519,492
                                    --------- -------  -----------  -----------  -----------  -----------

Balances as of March 31, 1997 ....  7,660,700 $76,607  $ 8,963,341  $ 9,352,636  $      --    $18,392,584
                                    ========= =======  ===========  ===========  ===========  ===========

Balances at June 30, 1997 ........  7,876,554 $78,765  $12,015,667  $ 6,409,835  $      --    $18,504,267

Exercise of stock options ........    158,050 $ 1,581  $   716,567           --         --    $   718,148

Issuance of common shares to
  acquire Ellis Tower Company,
  Inc. ...........................    120,848 $ 1,209  $ 1,796,410           --         --    $ 1,797,619

Acquisition of 100,000 shares of
  common stock for treasury
  stock ..........................         --      --           --           --  $(1,387,500) $(1,387,500)

Net earnings .....................         --      --           --  $ 2,612,861  $      --    $ 2,612,861
                                    --------- -------  -----------  -----------  -----------  -----------

Balances at March 31, 1998 .......  8,155,452 $81,555  $14,528,644  $ 9,022,696  $(1,387,500) $22,245,395
                                    ========= =======  ===========  ===========  ===========  ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        SPECIALTY TELECONSTRUCTORS, INC.

                   Notes to Consolidated Financial Statements
                             March 31, 1998 and 1997
                                   (Unaudited)


Note 1: Basis of Presentation

The consolidated financial statements and notes thereto at March 31, 1998 and for the three and nine-month periods ended March 31, 1998 and 1997 are unaudited and are presented in accordance with the requirements of Form 10-QSB and consequently do not include all disclosures normally required by generally accepted accounting principles or those normally reflected in the Company's Annual Report on Form 10-KSB. Accordingly, the consolidated financial statements and notes thereto contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Form 10-KSB of Specialty Teleconstructors, Inc. (the "Company") for the fiscal year ended June 30, 1997.

The consolidated financial statements and notes thereto at March 31, 1998 and for the three and nine-month periods ended March 31, 1998 and 1997 reflect (i) the acquisition of Novak & Lackey Construction Co., Inc., an Oklahoma corporation ("Novak & Lackey"), which was effected as of March 31, 1997 through a merger of Novak & Lackey and a wholly-owned subsidiary of the Company, with Novak & Lackey as the surviving corporation, and (ii) the acquisition of Microwave Tower Service, Inc., an Oregon corporation ("MTS"), which was effected as of June 30, 1997 through a merger of MTS and a wholly-owned subsidiary of the Company, with MTS as the surviving corporation. The acquisitions of Novak & Lackey and MTS were accounted for as poolings of interests. Accordingly, the consolidated financial statements and notes thereto at March 31, 1998 and for the three and nine-month periods ended March 31, 1998 and 1997 are presented as if the acquisitions of Novak & Lackey and MTS had occurred at the beginning of all periods presented.

For financial reporting purposes, a pro forma provision for income taxes has been reflected in the consolidated statements of earnings for the three and nine-month periods ended March 31, 1997 to present taxes on the results of operations of MTS for the three and nine-month periods ended March 31, 1997 on the basis that is required upon its change in tax status from an S Corporation to a C Corporation. The pro forma provision for income taxes is approximately equal to the required Federal and state income tax provisions that would have been recorded if MTS had not elected S Corporation status and was subject to and liable for Federal and state income taxes as a C Corporation prior to its termination of S Corporation status. MTS terminated its S Corporation status upon merging with a wholly-owned subsidiary of the Company on June 30, 1997.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the results for interim periods. The results of operations for the three and nine-month periods ended March 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

Note 2:  Acquisitions

As of October 7, 1997, a wholly-owned subsidiary of the Company purchased substantially all the assets of Ellis Tower Co., Inc., a Florida corporation, in exchange for $449,405 in cash and the delivery of 120,848 shares of common stock of the Company. The transaction was accounted for by the Company as a purchase.

Note 3:  Subsequent Events

On April 23, 1998, the Company consummated the transactions contemplated by that certain Amended and Restated Agreement and Plan of Merger, dated as of February 16, 1998 and amended and restated as of April 22, 1998 (the "Merger

Agreement"), among the Company, OAI Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company ("Acquisition"), OmniAmerica Holdings Corporation, a Delaware corporation ("OmniAmerica Holdings"), OmniAmerica, Inc., a Delaware corporation and wholly-owned subsidiary of Holdings, Omni/HSW Acquisition, Inc., which, prior to its merger with and into OmniAmerica Holdings immediately prior to the Merger (as hereinafter defined) was a Delaware corporation ("Omni/HSW"), and HMTF/Omni Partners, L.P., a Delaware limited partnership ("OmniPartners"). On April 23, 1998, (i) Omni/HSW was merged (the "HSW Merger") with and into OmniAmerica Holdings, with OmniAmerica Holdings being the surviving corporation of the HSW Merger and (ii) immediately thereafter, Acquisition was merged (the "Merger") with and into OmniAmerica Holdings, with OmniAmerica Holdings being the surviving corporation of the Merger and, as a result of the Merger, a wholly-owned subsidiary of the Company.

At the effective time of the Merger, each share of common stock of OmniAmerica Holdings outstanding immediately prior to the effective time was converted into the right to receive 0.09109398 shares of common stock of the Company. At the consummation of the Merger, the Company issued 6,750,000 shares of common stock to OmniPartners, the former stockholder of OmniAmerica Holdings.

The aggregate consideration paid to acquire OmniAmerica Holdings and its subsidiaries pursuant to the Merger Agreement was determined as the result of arm's length negotiations between the Company and OmniAmerica Holdings. Prior to the consummation of the Merger, OmniAmerica Holdings and its subsidiaries owned assets consisting of real estate, equipment and other physical property used in the operation of the wireless communications and broadcast transmission tower business and, subject to any dispositions that may be agreed upon in the future, such assets will continue to be utilized by the Company for such purposes.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

Statements contained herein that are not historical facts are forward-looking statements ("forward-looking statements") within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created by those sections. In addition, such forward-looking statements may be contained in filings made by the Company with the Securities and Exchange Commission, or press releases or oral statements made from time to time by or with the approval of an authorized executive officer of the Company. Such forward-looking statements are necessarily estimates reflecting the best judgment of the Company's management based upon current information and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, those set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 under the caption "ITEM 6, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS Cautionary Statements" and elsewhere therein and appearing from time to time in filings made by the Company with the Securities and Exchange Commission. These risks, uncertainties and other factors should not be construed as exhaustive and the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Plan of Operations

Management believes that wireless carriers, which have traditionally owned and operated their own transmission tower assets, have been evaluating the new opportunities of outsourcing the ownership and operation of their wireless infrastructure. Many carriers are considering the benefits of entering into "build-to-suit" arrangements, in which an independent tower company builds a group of tower sites for a wireless carrier. The third-party provider owns, leases and operates the wireless infrastructure, often with multiple carriers as tenants on a given tower. The build-to-suit program offers an end-to-end solution to wireless carriers and is designed to reduce carriers' capital expenditures and overhead associated with the traditional methods of acquiring and owning their wireless networks. Strategically, management has sought to capitalize on carrier build-to-suit demand, due primarily to the lower cost advantages anticipated, as the Company can use internal labor and components in fulfilling build-to-suit agreements. Thus late in the second fiscal quarter, certain senior management personnel began focusing on opportunities to provide build-to-suit services to wireless carriers. As of March 31, 1998, approximately 16 sites were under written/oral commitments from five wireless carriers. As of May 14, 1998, an additional 42 were under written/oral commitment status. The Company currently intends to continue its businesses of constructing transmission towers for third parties and the fabrication of tower components. There can be no assurance that the Company will successfully enter into significant build-to-suit agreements with any wireless carrier or group of carriers or that it will be able to reach definitive agreements with the owners of sites not currently under written contract or develop the sites in a cost-effective manner. As the Company focuses its resources on tower ownership, revenues from its construction operations are likely to decline. Management believes that the decline in revenues from its construction operations will be mitigated over time by the recurrent revenue stream expected from tower ownership, including revenues from the transmission towers acquired in the OmniAmerica Holdings Merger on April 23, 1998, as discussed in "Note 3. Subsequent Events" to the Company's Consolidated Financial Statements set forth above.

Results of Operations

For the Three-Month Periods Ended March 31, 1998 and 1997:

Revenues. The Company's revenues for the three-month period ended March 31, 1998 decreased approximately 14% to $15,451,474 from $18,021,774 for the same three-month period in the prior year. Management believes the decrease in revenues is principally attributable to a slower rollout of the wireless infrastructure building and implementation activity in the U.S. compared to the same period in 1997, as the wireless carrier industry evaluated the new opportunities for build-to-suit services noted above, and the Company's focus on obtaining and developing sites for ownership.

Gross Profit. Gross profit as a percentage of revenues decreased from approximately 20% for the three-month period ended March 31, 1997 to approximately 9% for the period ended March 31, 1998. Gross profit for the three-month period ended March 31, 1998 decreased approximately 63% to $1,333,500 from $3,641,083 for the same three-month period in the prior year.
The decrease resulted from a conscious decision by management to retain the current workforce in anticipation of the rollout expected for build-to-suit programs. Field personnel were mobilized throughout the nation to meet regional workloads, despite the additional costs to be incurred. In addition, management directed the efforts of certain senior management personnel to focus on the development of sites for the Company's own account, incurring substantial costs and change in focus, thus impacting current operations. These actions resulted in less efficient labor utilization and costs.

Selling, General and Administrative Expenses ("SG&A"). SG&A expenses as a percentage of revenue was maintained at 5% for both the three-month period ended March 31, 1998 and 1997. SG&A for the three-month period ended March 31, 1998 decreased approximately 13% to $819,404 compared to $938,048 for the same three-month period in the prior year, principally due to increased administrative efficiencies resulting from the continued integration of the Company's acquisitions effected since the last half of fiscal year 1997.

Net Earnings. Net earnings for the three-month period ended March 31, 1998 decreased to $244,057, compared to pro forma net earnings of $1,571,894 for the same three-month period in 1997, adjusted to give effect to income taxes on the earnings of Microwave Tower Service, Inc., which, prior to its acquisition by the Company, had been an S Corporation tax payer. As a percentage of revenue, net earnings decreased to 2% from 9% (pro forma) in the prior year. The decrease is principally the result of management's conscious decision to retain the current workforce in anticipation of the rollout expected with the build-to-suit programs implemented by the Company in the third fiscal quarter and the extra costs incurred to mobilize field personnel to meet regional workloads and senior management to develop the build-to-suit opportunities.

For the Nine-Month Periods Ended March 31, 1998 and 1997:

Revenues. The Company's revenues for the nine-month period ended March 31, 1998 decreased approximately 12% to $45,026,754 from $51,184,691 for the same nine-month period in the prior year. Management believes the decrease in revenues is principally attributable to a slower rollout of the wireless infrastructure building and implementation activity in the U.S. compared to the same period in 1997, as the wireless carrier industry evaluated the new opportunities for build-to-suit services noted above, and the Company's focus on obtaining and developing sites for its own account.

Gross Profit. Gross profit as a percentage of revenues decreased to 16% for the nine-month period ended March 31, 1998 compared to 20% for the same period in the prior year. Gross profit for the nine-month period ended March 31, 1998 decreased approximately 27% to $7,381,447 from $10,153,091 for the same nine-month period in the prior year. The decrease resulted from a conscious effort by management to retain the current workforce in anticipation of the rollout expected for build-to-suit programs. Field personnel were mobilized throughout the nation to meet regional workloads, despite the additional costs to be incurred. In addition, management directed certain senior management personnel to focus on the development of sites for the Company's own account, incurring substantial costs and change in focus, thus impacting current operations. These actions resulted in less efficient labor utilization and costs.

SG&A Expenses. SG&A expenses as a percentage of revenue were maintained at 7% for both the nine-month periods ended March 31, 1998 and 1997. SG&A for the nine-month period ended March 31, 1998 decreased to $2,978,303 compared to $3,680,383 for the same nine-month period in the prior year. The decrease is principally due to increased administrative efficiencies resulting from the continued integration of the Company's acquisitions effected since the last half of fiscal year 1997, offset by one-time expenses of additional audit and legal fees incurred for the acquisitions of Novak & Lackey Construction Company, Inc., Ellis Tower Company, Inc. and Microwave Tower Service, Inc. Such one time expenses totaled approximately $140,000 along with the administrative fees to transition these entities in the Company.

Net Earnings. Net earnings for the nine-month period ended March 31, 1998 decreased to $2,612,861, compared to pro forma net earnings of $3,807,492 for the nine-month period ended March 31, 1997, adjusted to give effect to income taxes on the earnings of Microwave Tower Service, Inc., which, prior to its acquisition by the Company, had been an S Corporation tax payer. As a percentage of revenue, net earnings decreased to 6% for the nine-month period ended March 31, 1998 from 7% (pro forma) for the same nine-month period in the prior year. The decrease is principally the result of management's conscious decision to retain the current workforce in anticipation of the rollout expected with the build-to-suit programs implemented by the Company in the third quarter and the extra costs incurred to mobilize field personnel to meet regional workloads and senior management to develop the build-to-suit opportunities.

Earnings Per Share ("EPS") Disclosures:

The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and other related disclosures required by Statement of Financial Accounting Standards No. 128, Earnings Per Share.



                                                      For the Nine-Month
                                                  Period Ended March 31, 1998
                                              ----------------------------------
                                                                           Per-
                                                Income        Shares       Share
                                              (Numerator)  (Denominator)  Amount
                                              -----------  -------------  ------
Basic EPS
  Income available to common stockholders...   $2,612,861    7,939,998    $0.33

Effect of Dilutive Shares
  Options ..................................           --      121,837

Dilutive EPS
  Income available to common stockholders
    plus assumed conversions ...............   $2,612,861    8,061,835    $0.32
                                               ==========    =========    =====


                                                  For the Three-Month Period
                                                     Ended March 31, 1998
                                              ----------------------------------
                                                                          Per-
                                                Income        Shares       Share
                                              (Numerator)  (Denominator)  Amount
                                              -----------  -------------  ------
Basic EPS
  Income available to common stockholders ..   $  244,057    8,008,454    $0.03

Effect of Dilutive Shares
  Options ..................................           --      154,906

Dilutive EPS
  Income available to common stockholders
    plus assumed conversions ...............   $  244,057    8,163,360    $0.03
                                               ==========    =========    =====



                                                      For the Nine-Month
                                                  Period Ended March 31, 1997
                                              ----------------------------------
                                                                           Per-
                                                Income        Shares       Share
                                              (Numerator)  (Denominator)  Amount
                                              -----------  -------------  ------
Basic EPS
  Income available to common stockholders ..   $5,519,492    6,927,149    $0.80

Effect of Dilutive Shares
  Warrants .................................           --      153,179
  Options ..................................           --       75,232

Dilutive EPS
  Income available to common stockholders
    plus assumed conversions ...............   $5,519,492    7,155,560    $0.77
                                               ==========    =========    =====

Pro forma earnings per share:
  Basic ....................................                              $0.55
  Dilutive .................................                              $0.53





                                                  For the Three-Month Period
                                                     Ended March 31, 1997
                                              ----------------------------------
                                                                           Per-
                                                Income        Shares       Share
                                              (Numerator)  (Denominator)  Amount
                                              -----------  -------------  ------
Basic Earnings Per Share
  Income available to common stockholders ..   $2,412,894    6,975,969    $0.35

Effect of Dilutive Shares
  Warrants .................................           --      247,475
  Options ..................................           --       94,153

Dilutive Earnings Per Share
  Income available to common stockholders
    plus assumed conversions ...............   $2,412,894    7,317,587    $0.33
                                               ==========    =========    =====

Pro forma earnings per share:
  Basic ....................................                              $0.23
  Dilutive .................................                              $0.21


                                     PART II

                                OTHER INFORMATION

Item 2.  Changes in Securities.

     The information set forth under "Note 3. Subsequent Events" in Part I of this Form 10-QSB is hereby incorporated by reference into this Part II. The common stock of the Company issued to OmniPartners was not registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemption from registration provided under Section 4(2) of the Securities Act, and rules and regulations promulgated thereunder, as a transaction by the issuer not involving any public offering.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          3.1 Amended and Restated Articles of Incorporation of Specialty Teleconstructors, Inc.*

          3.2  Amended and Restated Bylaws of Specialty Teleconstructors, Inc.*

          10.1 Executive Employment Agreement, dated February 16, 1998, effective as of April 23, 1998, between the Company and Michael
               R. Budagher (Incorporated by reference to the Company's Form 8-K filed on May 7, 1998)

          10.2 Executive Employment Agreement, dated February 16, 1998, effective as of April 23, 1998, between the Company and Carl E. Hirsch (Incorporated by reference to the Company's Form 8-K filed on May 7, 1998)

          10.3 Executive Employment Agreement, dated February 16, 1998, effective as of April 23, 1998, between the Company and Anthony
               S. Ocepek (Incorporated by reference to the Company's Form 8-K filed on May 7, 1998)

          27.1 Financial Data Schedule*

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter for which this report is filed. The Company filed a Report on Form 8-K on May 7, 1998 in respect of the OmniAmerica Holdings Merger. No financial statements were filed with such Report on Form 8-K.

----------------
     * Filed herewith.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SPECIALTY TELECONSTRUCTORS, INC.
                                    (Registrant)

Date:  May 14, 1998                 By:  /s/ Anthony S. Ocepek
                                       ----------------------------------------
                                    Name: Anthony S. Ocepek
                                    Title: Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer of the Registrant, thereunto
                                           duly authorized)