Form 10KSB
period 1998-06-30
OMNIAMERICA INC
filed 1998-09-28
CIK 925269

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1998
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                            COMMISSION FILE NO. 1-13272

                                 OMNIAMERICA, INC.
                    (FORMERLY SPECIALTY TELECONSTRUCTORS, INC.)
                  (Name of Small Business Issuer in Its Charter)

                   DELAWARE                                      85-0421409
       (State or Other Jurisdiction of              (I.R.S. Employer Identification No.)
        Incorporation or Organization)
           12001 STATE HWY 14 NORTH                                87008
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

                                 TITLE OF CLASS

                          Common Stock, $.01 Par Value

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form 10-KSB, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year were $62,799,071.

     The approximate aggregate market value of voting stock held by non-affiliates, computed by reference to the average bid and asked prices of such stock as of September 16, 1998, was $138.6 million. The number of shares of common stock outstanding as of September 16, 1998, was 15,096,360.

     Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

     Statements contained in this Annual Report on Form 10-KSB that are not historical facts are forward-looking statements ("forward-looking statements") within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created by those sections. In addition, such forward-looking statements may be contained in filings made by the Company with the Securities and Exchange Commission, or press releases or oral statements made from time to time by or with the approval of an authorized executive officer of the Company. Such forward-looking statements are necessarily estimates reflecting the best judgment of the Company's management based upon current information and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, the following possibilities: increasing competition for tower sites and leasing customers, increasing difficulty in obtaining zoning and construction permits, difficulties in integrating acquisitions, changes in regulatory requirements, changes in telecommunications transmission technology, changes in outsourcing plans of telecommunications transmission companies and factors inherent in tower ownership and construction, such as the availability of experienced construction crews and damage and delays caused by inclement weather. In addition, other factors which may affect forward-looking statements include those set forth herein under the caption "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Cautionary Statements" and appearing elsewhere in this Annual Report and appearing from time to time in filings made by the Company with the Securities and Exchange Commission. These risks, uncertainties and other factors should not be construed as exhaustive and the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

GENERAL

     OmniAmerica, Inc. (formerly Specialty Teleconstructors, Inc.), a Delaware corporation (together with its subsidiaries, the "Company"), is a leading provider of wireless communications services and broadcast tower services to the United States communications industry. The Company's tower services include owning, leasing, managing and developing multi-use telecommunications sites for radio and television broadcasting (including high definition television ("HDTV")), paging, cellular, personal communications services ("PCS") and other wireless technologies; providing wireless infrastructure building and implementation services primarily for providers of wireless communication services in the United States; and manufacturing and selling wireless infrastructure components used in the construction and maintenance of wireless communication transmitting and receiving facilities. See "-- The Company's Tower Services."

     Strategically, management intends to position the Company to take advantage of increasing demand from wireless providers and broadcasters for tower space by expanding its network of tower sites, either owned, leased or managed, and leasing space to multiple tenants. Adding customers to an existing tower does not result in materially increased operating expenses for the Company. In addition, due to the specific configurations required for transmission networks, significant capital expenditures to install or relocate transmission equipment and complex regulatory requirements, wireless providers and broadcasters are generally reluctant to change tower locations. These factors allow the Company to take advantage of low fixed costs while providing a churn-resistant, recurring revenue stream by co-locating multiple tenants on its towers. As a result of the April 23, 1998 merger (the "April Merger") of a wholly-owned subsidiary of the Company with OmniAmerica Holdings Corporation, a Delaware corporation ("OmniAmerica Holdings"), and subsequent acquisitions, the Company now owns or has under definitive acquisition contract over 200 wireless and broadcast towers providing leased space to third parties. In addition, the Company has entered into written or oral commitments and/or currently is conducting site acquisition or construction related activities with respect to over 600 new wireless and broadcast towers to be constructed by the Company pursuant to build-to-suit arrangements or for the Company's own account.

     Concurrent with the implementation of this strategy, the Company will continue to capitalize on its reputation for quality, on-time construction and implementation services by building towers for third-party owners, and, in addition, will continue to manufacture and sell its line of wireless infrastructure components. During the fiscal year ended June 30, 1998, the Company's revenues, which include the revenues of OmniAmerica Holdings and its subsidiaries' tower ownership and leasing services from April 23, 1998, were approximately $62.8 million, with wireless infrastructure building and implementation services accounting for approximately 84.5%, sales of wireless infrastructure components accounting for approximately 13.5% and tower ownership and leasing services accounting for approximately 2.0%.

     The wireless communications industry has changed dramatically in the last decade, as the rapid development of technological advances, including the advent of digital technology, and increased licensing of band space by the Federal Communications Commission ("FCC") have resulted in a proliferation of cellular telephones, paging devices and similar equipment for business and personal use. This burgeoning use of wireless communications has resulted in an increased demand for transmission antennas, which generally results in additional demand for transmission towers. Meanwhile, local authorities are increasingly seeking by zoning restrictions and other means to limit the number of towers erected, particularly in densely populated areas, augmenting a trend toward co-location of multiple tenants on transmission towers.

     Many wireless carriers, which traditionally have owned and operated their own transmission tower assets, are responding to industry changes by evaluating the benefits of entering into "build-to-suit" arrangements, in which an independent tower company builds a group of tower sites which are then leased to the wireless carrier. The independent tower company owns, leases and operates the wireless tower infrastructure, often with multiple carriers as tenants on a given tower. The build-to-suit program offers an end-to-end solution to wireless carriers and is designed to reduce carriers' capital expenditures and overhead associated with the traditional methods of acquiring, owning and managing wireless tower networks. In addition, by entering into a build-to-suit program involving co-location, a wireless carrier can be perceived as responding to community concerns regarding tower proliferation, thus improving its community image. Currently, several wireless carriers have either entered into, or are negotiating toward entering into, build-to-suit agreements with the Company. However, there can be no assurance that the Company will successfully enter into additional significant build-to-suit agreements with any wireless carrier or that it will be able to reach definitive agreements with the owners of attractive sites or develop the sites in a cost-effective manner.

     Wireless carriers also are considering the benefits of outsourcing their wireless tower infrastructure in order to raise capital and reduce operating leverage. A recent example of outsourcing by a wireless carrier is the Company's acquisition of 52 towers and the exclusive right to manage an additional 3 sites from Arch Communications Group, Inc. ("Arch") with an arrangement allowing the Company to acquire up to an additional 80 towers from Arch. See "-- History." The Company intends to continue the pursuit of other carrier outsourcing opportunities and acquire additional towers, however, there can be no assurance that the Company will successfully enter into additional transactions to acquire outsourced towers.

     Many broadcasters face an FCC mandate requiring the introduction of HDTV, which requires digital technology, beginning in 1999. In order to comply, station owners subject to the mandate must outlay significant capital to install new equipment capable of transmitting digital signals, while maintaining existing analog-related structures and services. The digital equipment will generally require more tower space than the existing analog transmission equipment and, in some instances, stronger and taller towers will be required. As a result, broadcasters owning their own towers may require that their tower tenants relocate. Alternatively, broadcasters may seek to place digital transmission equipment on leased tower space. It is anticipated that the erection, modification and replacement of broadcast towers will accelerate in response to demand from broadcasters that are required to install digital television transmission equipment. As a result of the April Merger, the Company owns a 33 1/3% equity interest in Kline Iron & Steel Co., Inc. ("Kline"), a diversified steel fabricator that also fabricates broadcasting towers. The Company is working with broadcasters to outsource their tower projects, thereby offering broadcasters an end-to-end solution designed to reduce capital expenditures while allowing them to conform to government mandates to deploy digital television signals on a timely basis. However, it is possible that technological advances in antenna design may mitigate the need for new transmission towers in the future.

     As the Company focuses on its strategy of leasing tower space to wireless providers and broadcasters by building, buying and managing towers to expand its own tower network, revenues and earnings from its third-party installation services and its wireless infrastructure components operations are likely to decline. Management believes that the decline in revenues and earnings from its installation services and its components operations will be mitigated over time by the recurring revenue stream expected from its tower leasing operations.

COMPANY STRUCTURE

     The Company is a holding company which conducts its business and operations primarily through its subsidiaries. The Company's principal operating subsidiaries include OmniAmerica Towers, Inc., a Delaware corporation (formerly known as OmniAmerica, Inc.), OmniAmerica Development Corp., a Nevada corporation, OmniAmerica Holdings Corporation, a Delaware corporation, South Atlantic Tower Corporation, a Delaware corporation, Specialty Constructors, Inc., a New Mexico corporation, Specialty Constructors Coatings, Inc., a Nevada corporation, Specialty Management, Inc., a Nevada corporation, OmniTower, Ltd., a Florida limited partnership, Microwave Tower Service, Inc., an Oregon corporation, Novak & Lackey Construction Co., Inc., an Oklahoma corporation, and Specialty Combined Resources, Inc., a Texas corporation. The Company's headquarters for its wireless infrastructure building and implementation services are located in Cedar Crest, New Mexico, approximately seven miles from Albuquerque, New Mexico. The Company's headquarters for its tower ownership and leasing services are located in Independence, Ohio (a suburb of Cleveland, Ohio). The Company also maintains 26 strategically-placed regional offices located throughout the United States. See "ITEM 2. DESCRIPTION OF PROPERTIES"

HISTORY

     The Company was incorporated in April 1994 under the name "Specialty Teleconstructors, Inc." for the purpose of acquiring all of the issued and outstanding shares of capital stock of Michael R. Budagher Specialty Constructors, Inc. (now named Specialty Constructors, Inc.), whose primary business involved wireless infrastructure building and implementation services related to the build-out and expansion of cellular telephone and paging networks in the U.S. On September 14, 1998, the Company, pursuant to a merger (the "Reincorporation Merger") with and into a wholly-owned subsidiary of the Company, changed its name from "Specialty Teleconstructors, Inc." to "OmniAmerica, Inc." and changed its state of incorporation from Nevada to Delaware.

     In the last three years, the Company has consummated the following material acquisitions of assets or companies, the largest and most strategically important of which was the April Merger.

     On July 9, 1998, the Company, through a wholly-owned subsidiary, acquired substantially all the assets of Teleforce, LLC ("Teleforce"), a California limited liability company providing site acquisition services for the wireless communications industry, in exchange for $640,000 and 81,270 shares of the Company's common stock, par value $.01 per share (the "Company Common Stock").

     On April 10, 1998, OmniAmerica Towers, Inc. entered into an Asset Purchase and Sale Agreement with certain wholly-owned subsidiaries of Arch pursuant to which the Company will acquire substantially all of the telecommunications sites owned by Arch. The Company is purchasing a portion of such sites at each of three separate closings. Pursuant to the first closing on June 26, 1998 (the "Arch First Closing"), the Company acquired a total of 52 towers on 46 sites, and the exclusive right to manage an additional 3 sites. The Company paid Arch approximately $13,139,000 for the sites acquired pursuant to the Arch First Closing. Pursuant to the second closing, which is scheduled to take place on September 29, 1998 (the "Arch Second Closing"), the Company will acquire approximately 62 towers on 59 sites, and the exclusive right to manage an additional 7 sites. The purchase price for the sites acquired pursuant to the Arch Second Closing is estimated to be approximately $20,000,000. A third and final closing is expected to take place during the last calendar quarter of 1998. The Company, if it so elects, could acquire approximately 18 additional towers pursuant to the third closing.

     On April 23, 1998, the Company consummated the April Merger pursuant to an Amended and Restated Agreement and Plan of Merger among the Company, OAI Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company ("Acquisition"), OmniAmerica Holdings, OmniAmerica, Inc. (subsequently renamed OmniAmerica Towers, Inc.), a Delaware corporation and wholly-owned subsidiary of OmniAmerica Holdings, Omni/HSW Acquisition, Inc., a Delaware corporation ("Omni/HSW"), and HMTF/Omni Partners, L.P., a Delaware limited partnership ("OmniPartners"). At the time of the April Merger, Omni/HSW was merged into OmniAmerica Holdings, with OmniAmerica Holdings surviving, and immediately thereafter, Acquisition was merged into OmniAmerica Holdings, with OmniAmerica Holdings surviving as a wholly-owned subsidiary of the Company. OmniAmerica Holdings and its subsidiaries' operations primarily involve tower ownership and leasing services. In addition, as a result of the April Merger, the Company acquired a 33 1/3% equity ownership position in Kline. At the consummation of the April Merger, the Company issued 6,750,000 shares of Company Common Stock to OmniPartners, the former stockholder of OmniAmerica Holdings. OmniPartners is an affiliate of the Dallas-based investment firm of Hicks, Muse, Tate & Furst Incorporated.

     On October 7, 1997, a wholly-owned subsidiary of the Company purchased substantially all of the assets of Ellis Tower Co., Inc. ("Ellis Tower") in exchange for $449,405 in cash and 120,848 shares of Company Common Stock. Ellis Tower, located in Ft. Lauderdale, Florida, provides wireless infrastructure building services.

     On June 30, 1997, the Company acquired Microwave Tower Service, Inc., an Oregon corporation ("MTS"), pursuant to the merger of a wholly-owned subsidiary of the Company with and into MTS (the "MTS Merger"). MTS is based in Salem, Oregon, and designs, engineers, constructs and installs wireless communications facilities primarily for providers of wireless communications services in the western half of the U.S. In addition, MTS manufactures and distributes a line of tower installation products used in the implementation, installation and maintenance of wireless communications facilities. In connection with the MTS Merger, the Company issued 2,380,000 shares of Company Common Stock for all of the outstanding shares of MTS common stock.

     On June 1, 1997, a subsidiary of the Company acquired substantially all the assets of Specialty Constructors Coatings, Inc. ("SCC"), a Cedar Crest, New Mexico-based provider of lead abatement and other remediation and refinishing services for elevated metal structures such as water towers, in exchange for 55,814 shares of Company Common Stock.

     On May 28, 1997, a wholly-owned subsidiary of the Company acquired substantially all the assets of Paramount Communication Systems, Inc., a builder of wireless transmitting and receiving facilities located in Somerdale, New Jersey, in exchange for 186,047 shares of Company Common Stock.

     On May 14, 1997, the Company acquired Novak & Lackey Construction Co., Inc., an Oklahoma corporation ("N&L"), pursuant to the merger of a wholly-owned subsidiary of the Company with and into N&L (the "N&L Merger"). N&L is based in Oklahoma City, Oklahoma and builds wireless communications facilities and switching facilities primarily for providers of wireless communications services in the western half of the U.S. In connection with the N&L Merger, the Company issued 400,000 shares of Company Common Stock for all of the outstanding shares of N&L common stock.

     On October 31, 1996, a wholly-owned subsidiary of the Company acquired substantially all the assets of Data Cell Systems, Inc. ("Data Cell"), a builder of wireless transmitting and receiving facilities located near Phoenix, Arizona, in exchange for $160,000 in cash and 93,400 shares of Company Common Stock. The purchase price of the assets acquired from Data Cell is subject to increase by an amount not to exceed $200,000 in the aggregate if certain pre-tax earnings targets are achieved during the three fiscal years immediately following the date of the acquisition and if certain other conditions are met. Such targets were not attained in the fiscal years ended June 30, 1997 and 1998.

     On July 1, 1995, the Company exchanged 92,308 shares of Company Common Stock for all of the issued and outstanding capital stock of ST Combined Resources, Inc., a provider of wireless infrastructure electrical design and engineering services located in Laguna Hills, California. Following this acquisition, ST Combined Resources, Inc. changed its corporate name to Specialty Combined Resources, Inc.

     Management will continue to aggressively pursue acquisition opportunities for existing wireless and broadcast communications sites and towers that meet its geographical and economic requirements. Certain of such acquisitions, if consummated, could be significant in size and may be funded with cash, stock of the Company, increased indebtedness or a combination thereof. The Company is in various stages of negotiation with owners of sites and towers that meet its criteria. However, the tower industry is consolidating rapidly, and it is likely that other tower operators will compete for existing assets in prime areas. Therefore, there can be no assurances that the Company will be successful in its acquisition strategy.

INDUSTRY BACKGROUND

  The Wireless Communications Industry

     Wireless communications towers are primary transmitting and receiving facilities for wireless communications services such as cellular, paging, PCS, specialized mobile radio ("SMR") services, enhanced specialized mobile radio ("ESMR") services, and wireless local loop ("WLL") services. Wireless communications companies require specialized wireless transmission networks in order to provide service to their customers. Each of these networks is configured specifically to meet the coverage requirements of the particular carrier and includes transmission equipment such as antennae, transmitters and receivers placed at various locations throughout the covered area. These locations, or communications sites, are critical to the operation of wireless communications networks and consist of towers, rooftops and other structures upon which such equipment may be placed. Wireless communications providers design their networks and select their communications sites in order to optimize available frequencies relative to their projected usage patterns, topography and service requirements. Once tower locations and networks are established, wireless communications providers rarely change tower locations due to the specifically designed configuration of their networks, high switching costs, business disruption and regulatory requirements.

     The wireless communications industry is growing rapidly as: (i) consumers become increasingly aware of the uses and benefits of wireless communications services; (ii) the costs of wireless communications services decrease; and (iii) new wireless communications technologies continue to be developed. Changes in U.S. federal regulatory policy have led to a significant increase in the number of competitors in the wireless communications industry, most recently through the auction of radio spectrum for PCS. This competition, combined with an increasing reliance on wireless communications services by consumers and businesses, has increased demand for higher quality networks characterized by uninterrupted service and improved coverage. As new carriers build out their networks and existing carriers upgrade and expand their networks to maintain their competitiveness, the demand for communications sites is expected to continue to increase dramatically.

     Cellular and Paging. Although SMR and other radio-based communications technologies have been utilized commercially by taxi cabs, ambulance fleets and other fleet dispatch services and by government entities such as police and fire departments for many years, the widespread use of wireless communications technologies for the general public began with the advent of the cellular telephone industry. The cellular telephone industry began in 1983 when the FCC began granting licenses to two licensees in each metropolitan statistical area ("MSA") and many rural areas ("rural service areas") throughout the United States. Cellular licenses were eventually awarded in 306 MSAs and 428 rural service areas. In 1986, the FCC granted additional portions of the radio spectrum to each holder of a cellular license. Cellular networks operate within a 50 MHz band located in the 800-900 MHz frequency range. Paging services also began to expand rapidly in the 1980's. Paging services utilize a different portion of the radio spectrum and, while not offering two-way voice transmission capability, historically have offered a lower-cost alternative for mobile communications than cellular telephony.

     PCS. During the late 1980s and early 1990s, advances in technology of wireless communications gave rise to a new technology known as PCS. In 1993, Congress enacted legislation directing the FCC to allocate a portion of the radio spectrum for PCS via competitive bidding. In response, the FCC established PCS service areas in the United States and began to hold auctions for portions or "Blocks" of the radio spectrum designated for PCS services. Compared with cellular, PCS will operate at higher frequencies within a 140 MHz band in the 1850-1990 MHz frequency range and in slightly different geographic coverage areas. The geographic areas for PCS licenses are divided into 51 major trading areas ("MTAs") for A- and B-Block licenses, and 493 basic trading areas ("BTAs") for other PCS licenses, including the C-, D-, E- and F-Block licenses. MTAs and BTAs are different than the metropolitan statistical areas and rural service areas.

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

     SMR and ESMR. As a result of advances in digital technology, some providers of wireless communications services have begun to design and deploy or modify networks that utilize SMR and ESMR technologies. ESMR technology increases the capacity of SMR networks enabling more efficient use of the allocated frequency. This increase coupled with additional advances in switching technologies are intended to enable ESMR networks to compete effectively with cellular and PCS networks. ESMR technology may offer certain cost advantages over cellular and PCS technologies due in large part to the fact that, historically, licenses to use part of the radio spectrum allocated for ESMR services have been available at substantially lower costs than licenses to operate cellular or PCS systems in the same geographic areas. Currently, ESMR technology is being used by companies such as Nextel Communications and Southern Communications to provide wireless telephone services in many large metropolitan areas in the U.S. In addition, the Company believes that several other smaller wireless communications service providers plan to use ESMR technology to offer wireless telephone service in the U.S.

     WLL. WLL systems provide non-mobile telecommunications services to users by transmitting voice messages over radio waves from the public switched network to the location of the fixed telephone. WLL systems are seen as an alternative to traditional copper and fiber optic based fixed services with the potential to be implemented more quickly and at lower cost than wireline services. The installation of WLL systems minimizes the need to obtain rights-of-way and excavate existing roads and infrastructure to lay copper or fiber cables in order to install or upgrade a local telephone system serving non-mobile telephones. At the present time, it is not possible to forecast the number of WLL systems that might be implemented in the U.S. or to forecast the effect, if any, such implementation will have on the demand for the Company's wireless infrastructure building and implementation services and wireless infrastructure components.

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

     Several national and global mobile satellite or "MSS" based systems are currently being implemented or have been proposed that are intended to compete directly with land-based wireless communications networks. In theory, this technology could create an alternative to land-based wireless networks that might reduce or slow the growth in demand for new and enhanced land-based wireless communications transmitting and receiving facilities, which in turn could have a material adverse effect on the Company's business, results of operations and financial condition. However, the Company believes that the cost of wireless communications services planned to be offered by providers using MSS technologies will be significantly higher than the cost of most services offered by land-based wireless networks. At the present time, while it is not possible to forecast the effect, if any, that MSS or any other alternative technology will have on the demand for the Company's wireless infrastructure building and implementation services and wireless infrastructure components, the Company does not believe that MSS technologies will adversely affect demand for the Company's services and products in the foreseeable future.

  The Radio and Television Broadcasting Industry

     Broadcast towers are primary transmitting and receiving facilities for radio and television broadcast signals. Broadcasters transmit AM/FM radio signals and VHF and UHF television signals in order to obtain the broadest, clearest coverage available. A broadcast station's coverage is one of the primary factors that influences the station's ability to attract advertising revenue. Once a tower location is chosen, broadcasters rarely change sites due to complex regulatory requirements, high switching costs and business disruption. The U.S. broadcasting industry is generally mature with respect to demand for transmission tower capacity. However, a significant increase in demand for tower capacity may occur when digital spectrum is used to deliver HDTV or digital multi-casting, i.e., multiple "normal" definition television channels. Digital equipment generally is larger and heavier, requiring more tower space and, in some instances, stronger and taller towers. As a result, broadcasters owning their own towers may require their tower tenants to relocate. Alternatively, broadcasters may seek to build new towers, upgrade existing towers or locate their equipment on leased tower space. In addition, wireless cable television is being developed and positioned as a potentially more accessible alternative to traditional cable television. Wireless cable operates by receiving programming from a satellite which is retransmitted from an antenna on a tower to a receiving antenna on a subscriber's residence.

THE COMPANY'S TOWER SERVICES

     Management's strategic focus is to take advantage of increasing demand for tower space and industry trends toward outsourcing and co-location by expanding its network of tower sites, either owned, leased or managed, and leasing space to wireless communications providers and broadcasters. The Company intends to implement this strategy by (i) aggressively marketing available rental space on the Company's towers, (ii) acquiring additional towers and (iii) utilizing its tower construction capabilities to pursue build-to-suit opportunities and to build new towers and upgrade existing towers for its own account to accommodate additional tenants. The Company's leasing operations primarily depend on the location of towers and the amount of equipment installations that each tower can support. Through "vertical separation" -- locating equipment at different levels on one tower -- the Company is able to support multiple tenants on one tower. The Company's portfolio of existing towers and towers under construction or subject to acquisition contracts, together with the Company's construction resources, are expected to provide the Company with tower locations and equipment bearing capabilities suitable for attracting additional leasing clients. Given their dependence on location and their reluctance to re-locate, the Company's tenants generally are willing to enter into long-term leases providing a churn-resistant recurring revenue stream for the Company. The Company's standard lease for wireless communications tenants generally provides for a five-year term, with options to renew the lease for additional five-year terms. The Company's standard lease for broadcast tenants generally provides for a 10-20 year term.

     The Company designs, builds, installs, modifies and maintains (collectively, "wireless infrastructure building and implementation services") land-based wireless communications transmitting and receiving facilities located in the U.S. ("wireless communications facilities") primarily for providers of wireless communications services. As part of the Company's wireless infrastructure building and implementation services business, the Company also provides certain electrical engineering services, wireless equipment testing services and site acquisition and evaluation services in connection with the location and installation of wireless communications facilities.

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

CUSTOMERS

     The Company provides leased tower space and renders wireless infrastructure building and implementation services to radio and television broadcasters and to providers of a broad range of wireless communications services including paging services, analog and digital cellular telephone services, PCS services, SMR services, ESMR services and microwave communications services. Examples of the Company's customers include Western Wireless Corporation, AT&T Wireless Services Inc., Sprint, PCS PrimeCo L.P., BellSouth Mobility, Inc., Nextel Communications, and Arch, among others. In fiscal 1998, Sprint accounted for approximately 15% of the Company's revenues and was the only customer accounting for 10% or more of the Company's revenues.

     The Company's wireless infrastructure components customers include the end users of the Company's building and infrastructure services, third party distributors and large wireless communications vendors who market the Company's products under their own brand names.

SALES AND MARKETING

     The Company markets rental space on its towers by offering strategically located towers and groups of towers to wireless communications providers and radio and television broadcasters as well as by stressing the Company's ability to provide "build to suit" locations to enhance or complete its clients' networks. Additionally, the shift of the capital expenditures and overhead relating to tower ownership to the Company as a result of build-to-suit arrangements, outsourcing and co-location is a key marketing factor utilized by the Company. The Company also provides highly-trained employees to assist customers with site location and installation logistics. Finally, the Company also provides well-maintained and secure facilities to protect the sophisticated equipment located on its towers and in its tower buildings.

     Although its customers include companies with international operations, historically, the Company has marketed its wireless infrastructure building and implementation services and wireless infrastructure components primarily to providers of wireless communications services in the U.S. The Company's wireless infrastructure building and implementation services are sold on a contract basis and are marketed through either direct customer contact or via response to competitive bids by a national marketing team led by four of the Company's top regional managers. This national marketing team was formed in July 1997 to exploit the increased capabilities and geographic presence which has resulted from the Company's internal growth and acquisitions. The Company generates prospective new customers through referrals from existing customers, wireless communications equipment manufacturers and vendors, through participation in conferences and trade shows and from other sources. The Company is currently seeking to expand its relationships with wireless communications equipment manufacturers and vendors as a method for increasing its exposure to prospective new customers. The Company does not use independent distributors or agents in connection with the marketing of its wireless infrastructure building and implementation services.

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

     The Company continues to evaluate opportunities to perform wireless infrastructure building and implementation services and sell wireless infrastructure components outside the U.S. Although the Company has been approached regarding the possibility of becoming involved in certain wireless infrastructure development activities outside the U.S., the Company has reached no agreements with respect to any such involvement and the Company has very little experience in doing business outside the U.S. There can be no assurance that the Company will identify or enter into business opportunities outside the U.S. or that, if entered into, such opportunities will be successful. See "ITEM
6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Cautionary Statements -- Risks Associated with Potential Operations Outside the U.S."

MANUFACTURING AND COMPONENT ASSEMBLY

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

TRADEMARKS

     The Company markets certain of its wireless infrastructure components under the ICECo(TM) brand name. The Company has filed for trademark protection for the ICECo(TM) trademark. There can be no assurance that the Company will be successful in obtaining this trademark or that this trademark will afford the Company with any competitive advantages.

COMPETITION

     The market for tower space leasing is highly competitive. The Company competes with wireless communications providers and broadcasters who own and operate their own tower networks, site management companies which acquire space on existing towers, rooftops and other sites, other independent tower companies and traditional local independent tower operators. Wireless communications providers who own and operate their own tower networks generally are, and some broadcasters and independent tower companies are, larger and have greater financial resources than the Company. The Company believes that tower location and capacity, price, quality of service and density within a geographic market historically have been and will continue to be the most significant competitive factors affecting tower rental companies. The Company believes that competition for tower acquisitions will increase and that additional competitors will enter the tower leasing market, some of which may have greater financial resources than the Company.

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

     The Company believes that many of the wireless communications equipment manufacturers that offer these turnkey package solutions do not themselves have the personnel necessary to perform the wireless infrastructure building and implementation services included as a part of these turnkey package solutions. Consequently, many wireless communications equipment manufacturers contract with other companies to provide some or all of these wireless infrastructure building and implementation services. From time to time, the Company has performed wireless infrastructure building and implementation services in connection with turnkey package solutions offered by certain of these wireless communications equipment manufacturers. However, the Company believes that, in recent years, several wireless communications equipment manufacturers have begun to acquire or enhance their ability to perform wireless infrastructure building and implementation services with their own personnel, thus competing directly with the Company. In addition, the Company believes that many of the Company's other competitors have either developed or are currently seeking to develop a customer finance capability as a method for obtaining future business. As a consequence of this trend, the Company believes that the ability to offer some element of financing in conjunction with the sale of wireless infrastructure building and implementation services is becoming an important competitive factor. Historically, the Company has not provided significant financing to its third party tower construction customers. While the Company may consider the implementation of a customer financing program in the future, there can be no assurances that the Company will in fact implement such a program. However, the Company believes that its build-to-suit programs, pursuant to which the Company bears the capital expenditures and overhead resulting from the construction and ownership of a carrier's network, provide a competitive alternative to the customer finance programs of other manufacturers.

EMPLOYEES

     As of September 16, 1998, the Company employed 548 full-time employees. None of the Company's employees are represented by a labor union and the Company considers its employee relations to be good. The Company's future success is also dependent on its ability to attract and retain experienced, highly qualified sales personnel, technical employees, project managers and other key employees who perform and manage the tower space leasing and the wireless infrastructure building and implementation services provided by the Company. See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Cautionary Statements -- Dependence on Labor Force."

GOVERNMENT REGULATION

     The wireless communications industry is subject to regulation by state regulatory agencies, the FCC, the FAA, Congress, the courts and other governmental bodies. There can be no assurance that any of these governmental bodies will not adopt or change regulations or take other actions that would adversely affect the wireless communications industry and the Company's business, results of operations and financial condition.

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

     In addition, the construction and installation of wireless transmitting and receiving facilities are often subject to state or local zoning, land use and other regulation. Such regulation may include zoning, environmental and building permit approvals or other state or local certification. The Telecommunications Act of 1996 provides that state and local authority over the placement, construction and modification of personal wireless services (including cellular and other cellular mobile radio services and unlicensed wireless services) shall not prohibit or have the effect of prohibiting personal wireless services or unreasonably discriminate among providers of functionally equivalent services. Although state and local zoning authorities retain their rights over land use, their actions cannot have the effect of banning wireless services or picking and choosing among similar wireless providers.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company presently leases approximately 6,400 square feet of office space in Cedar Crest, New Mexico from Michael R. Budagher, its Chief Operating Officer and a Director of the Company, for $16,800 annually. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." The New Mexico office serves as the headquarters for the Company's wireless infrastructure building and implementation services. The Company's headquarters for its tower ownership and leasing services are located in Independence, Ohio. The Company is seeking additional and/or new space to meet its current needs.

     The Company maintains four regional offices in California, three regional offices in Florida, two regional offices in Illinois, two regional offices in Ohio, two regional offices in Texas, and one regional office in each of Alabama, Colorado, Louisiana, Oklahoma, Arizona, North Carolina, Oregon, Utah, and New Jersey, from which the Company conducts primarily wireless infrastructure building and implementation operations. The Company manufactures infrastructure components in an approximately 55,000 square foot manufacturing facility located adjacent to its regional office in Salem, Oregon. The Company's electrical design and engineering operations are conducted primarily from an office in Laguna Hills, California; build-to-suit operations are conducted primarily from offices in Dallas, Texas, Oklahoma City, Oklahoma, and Albuquerque, New Mexico; and tower ownership and leasing services are conducted from the office in Independence, Ohio. With exception of the regional offices in Salem and Oklahoma City, all of the Company's regional offices are leased pursuant to operating leases that do not exceed five years in duration.

     The Company both owns and leases the real property upon which its owned towers are located. As of September 16, 1998, the Company owned 90 towers on parcels of real estate that are leased to the Company and 11 towers on parcels of real estate that are owned by the Company. In rural areas, a tower site typically consists of a one to five acre tract that supports the tower, an equipment shelter and guy wires that stabilize the tower. Less than 2,500 square feet are needed for a self-supporting tower that is typically used in metropolitan areas. Ground leases generally have 5 to 25 year terms, with many having options for the Company to renew. Pursuant to the Company's Credit Agreement (as hereinafter defined), the senior lenders have (or have the right to obtain) liens on, among other things, tenant leases, equipment, inventory and interests in all real property of the Company on which towers are located or which constitute a tower. Approximately 17 of the sites acquired by the Company from Arch pursuant to the Arch First Closing are owned in fee. Of the remaining 32 sites acquired in the Arch First Closing, 29 are located on real estate that is leased, and 3 are managed sites. The sites which are scheduled to be acquired by the Company pursuant to the Arch Second Closing, consist of sites owned in fee, sites that are leased and managed sites.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of fiscal 1998.

     On July 24, 1998, the holders of a majority (approximately 59.3%) of the Common Stock of the Company executed a written consent (i) authorizing the Reincorporation Merger and (ii) approving the Company's 1998 Stock Option Plan. An Information Statement was distributed to all of the Company's stockholders informing them of such matters. The Reincorporation Merger and 1998 Stock Option Plan became effective on September 14, 1998.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is quoted on the Nasdaq National Market under the symbol "XMIT" (prior to the Reincorporation Merger the Company's symbol was "SCTR"). On September 16, 1998, there were approximately 93 holders of record of the Company Common Stock. The following table sets forth the quarterly high and low bid prices for the Company Common Stock for the periods indicated. These prices reflect inter-dealer prices and do not include adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                     FISCAL YEAR ENDED
                       JUNE 30, 1997:                          HIGH        LOW
                     -----------------                        -------    -------
Fiscal Quarter Ended 09/30..................................  $ 9.625    $ 3.938
Fiscal Quarter Ended 12/31..................................  $10.063    $ 6.75
Fiscal Quarter Ended 03/31..................................  $16.25     $ 8.125
Fiscal Quarter Ended 06/30..................................  $15.563    $ 8.75

                     FISCAL YEAR ENDED
                       JUNE 30, 1998:                          HIGH        LOW
                     -----------------                        -------    -------
Fiscal Quarter Ended 09/30..................................  $19.875    $13.375
Fiscal Quarter Ended 12/31..................................  $17.375    $11.25
Fiscal Quarter Ended 03/31..................................  $36.50     $12.75
Fiscal Quarter Ended 06/30..................................  $48.50     $33.375

                                                               HIGH        LOW
                                                              -------    -------
For the Period July 1, 1998 to September 25, 1998...........  $43.00     $20.625

     To date, the Company has not declared or paid any cash dividends on the Company Common Stock and the present policy of the Board of Directors is to retain any earnings to provide for the Company's growth. The Credit Agreement dated as of June 30, 1998 among the Company, the lenders party thereto, The Chase Manhattan Bank, as administrative agent, issuing lender and swingline lender, Bankers Trust Company, as documentation agent, and BankBoston, N.A., as syndication agent (the "Credit Agreement"), contains covenants that restrict the Company's ability to pay dividends. Further, future determination to pay dividends will be at the discretion of the Board of Directors and in light of the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

     In connection with the acquisition of substantially all of the assets of Teleforce, on July 9, 1998, the Company issued 81,270 shares of Company Common Stock to Teleforce. See "ITEM 1. DESCRIPTION OF BUSINESS -- History."

     In connection with the April Merger, on April 23, 1998 the Company issued 6,750,000 shares of Company Common Stock to OmniPartners. See "ITEM 1. DESCRIPTION OF BUSINESS -- History."

     In connection with the acquisition of substantially all of the assets of Ellis Tower, on October 7, 1997, the Company issued 120,848 shares of Company Common Stock to Ellis Tower. See "ITEM 1. DESCRIPTION OF BUSINESS -- History."

     With respect to the above-described transactions, the Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act relating to transactions by an issuer not involving a public offering.

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements appearing in the following discussion that are not historical facts are forward-looking statements ("forward-looking statements") within the meaning of Section 27A of the Securities Act and

Section 21E of the Exchange Act, which are intended to be covered by the safe harbors created by those sections. In addition, such forward-looking statements may be contained in filings made by the Company with the Securities Exchange Commission, or press releases or oral statements made from time to time by or with the approval of an authorized executive officer of the Company. Such forward-looking statements are necessarily estimates reflecting the best judgement of the Company's management based upon current information and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, the following possibilities: increasing competition for tower sites and leasing customers, increasing difficulty in obtaining zoning and construction permits, difficulties in integrating acquisitions, changes in regulatory requirements, changes in telecommunications transmission technology, changes in outsourcing plans of telecommunications transmission companies and factors inherent in tower ownership and construction, such as the availability of experienced construction crews and damage and delays caused by inclement weather. In addition, other factors which may affect forward-looking statements include those set forth below under the caption "Cautionary Statements" and appearing elsewhere in this Annual Report and appearing from time to time in filings made by the Company with the Securities and Exchange Commission. These risks, uncertainties and other factors should not be construed as exhaustive and the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements. SEE "ITEM 1. DESCRIPTION OF BUSINESS -- Forward-Looking Statements."

     In addition, the following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto and the other financial data appearing elsewhere in this Annual Report.

ACQUISITIONS

     During the fiscal year ended June 30, 1998, the Company completed the following acquisitions.

     On October 7, 1997, a wholly-owned subsidiary of the Company purchased substantially all the assets of Ellis Tower Co., Inc., a builder of wireless transmitting and receiving facilities located in Ft. Lauderdale, Florida, in exchange for $449,405 in cash and the delivery of 120,848 shares of Company Common Stock. The transaction was accounted for by the Company as a purchase. See "ITEM 1. DESCRIPTION OF BUSINESS -- History."

     On April 23, 1998, the Company consummated the April Merger. The April Merger was accounted for by the Company as a purchase. See "ITEM 1. DESCRIPTION OF BUSINESS -- History."

     On June 26, 1998, the consummated the Arch First Closing. This transaction was accounted for by the Company as a purchase. See "ITEM 1. DESCRIPTION OF BUSINESS -- History."

PLAN OF OPERATIONS

     Historically, the Company principally has been engaged in building sites for wireless carriers, who have traditionally owned and operated their own transmission tower assets. While the Company continues to provide infrastructure building and implementation services to wireless carriers, since the April Merger the Company's focus has been directed increasingly toward developing sources of recurring revenue, specifically, building towers for its own account, acquiring towers from carriers and other owners, maximizing lease revenues from existing towers, and entering into long-term maintenance contracts with other tower owners. The Company's focus on sources of recurring revenues is intended, in part, to capitalize on recent trends by several carriers who have begun to evaluate opportunities to outsource the ownership and operation of their wireless infrastructure either by selling their existing tower sites to independent third party tower owners and operators, who would then lease tower space back to the carriers and/or entering into build-to-suit arrangements, whereby an independent third party builds, owns and leases tower sites to the wireless carriers, often with multiple tenants on any given site. The Company believes that its historical competency of tower construction coupled with the ownership and leasing operations of OmniAmerica Holdings and its subsidiaries makes the Company one of the leading candidates for carrier outsourcing.

     The Company believes owning towers and leasing tower space to the wireless carriers will provide more stable long-term recurring revenues. In addition to the Company's plans to pursue opportunities to acquire existing sites and towers from carriers seeking to outsource their wireless infrastructure, the Company believes that, at the present time, utilizing its infrastructure building and implementation resources to construct towers for its own account is a more cost effective method of expanding its portfolio of owned towers. As part of its effort to develop sources of recurring revenue, late in the second fiscal quarter of 1998, the Company began focusing on opportunities to provide build-to-suit services to wireless carriers. The Company's build-to-suit program offers an end-to-end solution to wireless carriers and is designed to reduce carriers' capital expenditures and overhead associated with the traditional methods of acquiring and owning their wireless networks. As of June 30, 1998, approximately 183 sites were under written or oral commitments from 5 wireless carriers. As of September 18, 1998, an additional 265 sites were under written or oral commitments. In addition to the sites subject to build-to-suit commitments, as of September 18, 1998, the Company was conducting site acquisition or construction related activities with respect to approximately 175 towers and/or rooftop transmission facilities for its own account. There can be no assurance that the Company will successfully enter into additional significant build-to-suit agreements with any wireless carrier or group of carriers or that it will be able to reach definitive agreements with the owners of sites not currently under written contract or develop the sites in a cost-effective manner, that implementation of its existing build-to-suit agreements will result in the Company's ownership of all of the towers originally contemplated by those agreements or that the Company will complete the development of any of the towers or rooftop transmission facilities currently being developed for its own account. As the Company focuses its resources increasingly on tower ownership, revenues from its infrastructure building and implementation services operations are likely to decline. Management believes that the decline in revenues from its infrastructure building and implementation services operations will be offset over time by the recurring revenue stream expected from tower ownership, including revenues from the towers owned by OmniAmerica Holdings and its subsidiaries prior to the April Merger, revenues from future tower acquisitions by the Company, revenues from towers the Company is currently developing and building for its own account and revenues from towers the Company will develop and build for its own account in the future.

RESULTS OF OPERATIONS

  Comparison of the Fiscal Years Ended June 30, 1998 and 1997

     Revenues. Revenues for the fiscal year ended June 30, 1998 decreased $2,827,729, or approximately 4%, from $65,626,800 in the fiscal year ended June 30, 1997 to $62,799,071 for fiscal 1998. Management believes the decrease in revenues was attributable to (i) the utilization of staff during the last quarter of the fiscal year for build-to-suit sites to be owned by the Company instead of building for third parties (resulting in the Company incurring approximately $2.1 million in capitalized costs through June 30, 1998 with respect to which no revenues were generated in fiscal 1998) and (ii) the slower rollout of wireless infrastructure building and implementation activity in the U.S. compared to fiscal year 1997 as carriers evaluated outsourcing and build-to-suit options. The decrease in revenues was offset in part by $1,258,936 in revenues from the Company's leasing operations for the 67 day period subsequent to the April Merger.

     Gross Profit. Gross profit for fiscal year ended June 30, 1998 decreased $1,349,943, or approximately 11%, from $12,215,250 in fiscal 1997 to $10,865,307 in fiscal 1998. In addition to the decrease in revenues, this decrease was attributable to management's decision in the third fiscal quarter of 1998 to retain its existing workforce, despite the slowdown in building and implementation activity, to implement the rollout of the Company's build-to-suit programs in the fourth quarter of fiscal year 1998. Build-to-suit costs incurred in the fourth quarter (approximately $2.1 million through June 30, 1998) have not yet resulted in the generation of revenue, resulting in a negative impact on gross profit. In preparation for the build-to-suit program, field personnel were mobilized throughout the nation to meet regional workloads, despite the additional costs to be incurred. In addition, management directed certain senior management personnel to focus on the development of sites for the Company's own account, incurring substantial costs and change in focus, thus impacting current operations. These actions resulted in less efficient labor utilization and costs.

     Selling, General and Administrative ("SG&A") Expenses. SG&A for fiscal year ended June 30, 1998 increased $2,317,682, or approximately 39%, from $5,915,808 in fiscal year 1997 to $8,233,490 in fiscal 1998. The increase was primarily the result of the following: approximately $582,000 in goodwill charges in connection with fiscal 1998 acquisitions; approximately $230,000 in legal expenses related to acquisitions and other issues not encountered in fiscal year 1997; a $225,000 increase in the Company's allowance for doubtful accounts; transitional costs incurred in connection with the integration of the operations and administration of OmniAmerica Holdings' tower ownership business; and a general increase in personnel as a result of fiscal 1998 acquisitions and to meet the needs of the Company's build-to-suit programs. The Company does not expect to incur significant additional expenses in the future as a result of the continuing integration of the operations of OmniAmerica Holdings and its subsidiaries with the Company.

     Income Taxes. Income taxes were provided at a 46% effective rate in fiscal 1998 as compared to a 39% effective rate in fiscal 1997. The increased rate was primarily the result of non-deductible goodwill and other non-deductible expenses.

     Net Earnings. Net earnings decreased $4,710,630 ($2,570,130 on a pro forma basis after adjustment for tax differences resulting from MTS's prior status as an S-Corporation), or approximately 83% (73% on a pro forma basis), to $977,112 in the fiscal year ended June 30, 1998 from $5,687,742 ($3,547,242 on a pro forma basis) in the fiscal year ended June 30, 1997. The decrease was primarily the result of lower revenues and associated gross profit that were a consequence of the slowdown in wireless infrastructure building and implementation activity compared to fiscal year 1997 and the implementation of the Company's build-to-suit program described above. Net earnings were also directly affected by build-to-suit costs incurred in the fourth quarter (approximately $2.1 million through June 30, 1998) which have not yet resulted in the generation of revenues. The remainder was due to the increased SG&A costs noted above and to a one-time, non-cash compensation expense of approximately $719,000 for the cashless exercise of stock options granted primarily to a former director of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998, the Company had cash and temporary investments totaling $4,349,324, an increase of $3,359,604 from June 30, 1997. In addition, at June 30, 1998, the Company had no "available for sale securities", a decrease of $769,850 from June 30, 1997. During the fiscal year ended June 30, 1998, cash provided from operating activities was $4,531,664. Net cash flow from operating activities was impacted primarily due to increases in trade accounts payable associated with build-to-suit costs principally incurred during the fourth quarter of fiscal 1998. During fiscal 1998, the Company expended $23,628,680 primarily for the purchases of existing wireless tower facilities and build-to-suit projects throughout the country.

     Net cash generated by financing activities during fiscal year 1998 was $22,456,620, primarily consisting of long-term borrowings under an existing long-term credit facility for the acquisition of existing tower facilities and build-to-suit sites.

     On June 30, 1998, the Company entered into a $75,000,000 senior secured credit facility with a group of lenders, consisting of Bankers Trust Company (documentation agent), BankBoston, N.A. (syndication agent) and Chase Manhattan Bank (administrative agent) ("Chase"). The credit facility consists of a $30 million term loan and a $45 million revolving loan, collateralized by substantially all the assets of the Company's subsidiaries and the stock of the Company's subsidiary companies. Interest accrues at a rate of interest that approximates the Chase prime rate plus 1% or the Interbank Eurodollar Rate plus 2%. At June 30, 1998, the entire term loan of $30 million was borrowed at a blended rate of 7.675%. The term loan matures on June 30, 2001. At June 30, 1998, there were no borrowings under the Company's revolving credit facility.

     The Company's future cash requirements for fiscal 1999 and beyond will depend primarily upon the level of wireless infrastructure building and implementation services, leasing revenue from existing, acquired and constructed tower facilities, the level of working capital needed to generate the revenues associated with such business (including capital expenditures to construct towers and transmission equipment pursuant to build-to-suit arrangements and for the Company's own account), and acquisition opportunities. The Company believes that cash flow from operations, amounts available from the credit facility noted above and other capital resources available to the Company will be adequate to satisfy its working capital requirements for at least the next twelve months.

     To date, the Company has derived substantially all its revenues from sales in the U.S. and inflation has not had a significant effect on the Company's business. The Company does not currently expect inflation to adversely affect the Company in the future unless it increases significantly in the U.S. or unless the Company begins doing business outside the U.S. in countries in which inflation is significantly higher than in the U.S. See ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS -- Cautionary Statements -- Risks Associated with Potential Operations Outside the U.S."

YEAR 2000

     As a result of certain computer programs being written using two digits rather than four digits to define the applicable year, any of the Company's computer programs that have date sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in normal business activities. The Company has implemented a Year 2000 program to review the functionality of the Company's information technology and non-information technology systems and applications beyond 1999 as well as year 2000 issues related to the Company's third-party vendors. The Company currently has four major internal information technology systems. The Company believes these systems will be fully Year 2000 compliant by January 1999.

     The Company is currently reviewing Year 2000 issues with its major third-party vendors, including the Company's lockbox system, mailing service, electronic funds transfer system and its long distance carrier and believes that applications used by the Company are either Year 2000 compliant or are in the process of being upgraded or replaced by the third-party vendors. Should these third-party vendors fail to become Year 2000 compliant, the Company intends to contract with alternative Year 2000 compliant vendors. Although the failure to complete the Year 2000 conversion process by the Company or its vendors could cause disruption to the Company's operations, the Company believes that this process will be completed in accordance with the current schedule, the costs of implementation will not be material, and the Year 2000 issue will not have a material adverse effect on the Company.

CAUTIONARY STATEMENTS

  Outstanding Options; Risk of Further Dilution

     As of June 30, 1998, the Company had outstanding options to purchase a total of 667,776 shares of Company Common Stock at a weighted average price of $12.13 including 156,576 options granted under the Company's Amended and Restated 1994 Stock Option Plan (the "1994 Plan"); 22,000 options granted under the Company's Outside Directors' Stock Option Plan (the "Director Plan"); and 489,200 shares granted under the Company's 1997 Stock Incentive Plan (the "1997 Plan"). Of these options, 363,258 are currently exercisable. Although the 1994 Plan, the Director Plan and the 1997 Plan have been amended to provide that no further options may be granted thereunder, the Company has adopted its 1998 Stock Option Plan (the "1998 Plan"), effective September 14, 1998, which makes available options to purchase 675,000 shares of Company Common Stock. There currently are no options outstanding under the 1998 Plan.

     In the future, the price which the Company would receive for Company Common Stock upon exercise of options to purchase Company Common Stock could be significantly less than the value of, or market price for, the Company Common Stock at the time such options are exercised. While such options are outstanding, the holders thereof are given, at little or no cost, the opportunity to profit from a rise, if any, in the value of or market price (if any) for the Company Common Stock without assuming the risk of ownership. To the extent that any such options are exercised, the interests of the Company's stockholders will be diluted proportionately.

  Dependence on the Wireless Communications Industry

     The Company is dependent on the continued growth, viability and financial stability of its customers, which are in turn substantially dependent on the continued growth, viability and financial stability of the wireless communications industry. The wireless communications industry is highly competitive and has been characterized by rapid technological and regulatory change. Examples of recent technological changes include the advent or continued rapid development of new or enhanced wireless communications technologies such as PCS, ESMR and MSS-based wireless communications technologies. Technological changes could reduce, delay or make unnecessary the expansion or construction of new wireless communications networks, which in turn could render the Company's products and services obsolete or noncompetitive or otherwise reduce the demand for such products and services. A recent example of regulatory changes affecting the industry is the enactment of the Telecommunications Act of 1996. See
"-- Government Regulation." In addition, many of the Company's customers are affected by general economic conditions. Any downturn or other disruption of the wireless communications industry caused by adverse competitive developments, technological changes, government regulation, lack of available financing or other factors would have a material adverse effect on the Company's business, results of operations and financial condition.

  Uncertainty and Fluctuations of Operating Results.

     The Company has experienced and may continue to experience fluctuations in quarterly and annual operating results due to variations in the amount and timing of revenues generated by its wireless infrastructure building and implementation services business and wireless infrastructure components business. While the Company anticipates that its tower leasing services will provide a recurring revenue stream, there can be no assurance that the Company will sustain profitability on a quarterly or annual basis in the future. Although the Company's strategy will focus on expanding its network of owned towers and leasing space to wireless providers and broadcasters, the Company's future results will continue to depend in part on the continued deployment of new wireless communications networks in the U.S. and the continued success of the Company's wireless infrastructure building and implementation services business and the Company's ability to successfully manufacture and sell commercial scale quantities of its wireless infrastructure components on a timely and profitable basis.

  Implementation of Business Strategy

     The Company's strategy of expanding its network of sites and towers to provide leased space to multiple wireless providers and broadcasters is subject, among other things, to the Company's ability to enter into additional build-to-suit arrangements, to secure additional opportunities to acquire outsourced towers and to attract other tenants to co-locate on the Company's towers. Competition for the construction of build-to-suit networks is great and there can be no assurance that the Company will be able to enter into significant build-to-suit arrangements, obtain attractive sites or develop sites in a cost-effective manner. The rapid consolidation of the tower industry has led to increased competition for existing assets in prime locations and there can be no assurance that the Company will be able to acquire additional outsourced towers that may become available or that the Company will be able to complete acquisitions on terms satisfactory to the Company. Finally, the Company will face competition from other tower owners for additional tenants and such competitors may have more attractive sites or more favorable lease terms. Because wireless providers and broadcasters are generally reluctant to relocate, the number of potential tenants for the Company's leasing operations may be limited.

  Dependence on Key Personnel

     The Company relies on the business and technical expertise of its senior management personnel and certain other key employees. The Company's future performance depends in substantial part upon the continued contributions of these individuals. The loss of the services of any one of these individuals could have a material adverse effect on the Company's business, results of operations and financial condition. In particular, the Company's future performance is highly dependent on the continued contributions of Mr. Carl E. Hirsch, the Company's President and Chief Executive Officer, and Mr. Michael R. Budagher, the Company's Chief Operating Officer. The loss of the services of Messrs. Hirsch or Budagher may have a material adverse effect on the Company's business, results of operations and financial condition. Each of Messrs. Hirsch and Budagher, as well as certain other executives of the Company, have entered into employment agreements with the Company. See "Item 10. EXECUTIVE COMPENSATION -- Employment Agreements."

  Dependence on Labor Force

     The Company's future success is also dependent on its ability to attract and retain experienced, highly qualified marketing and technical employees, project managers and other key employees who perform and manage the wireless infrastructure building and implementation services provided by the Company. The Company believes there is, and there will continue to be, intense competition for the services of these individuals from competitors in the wireless infrastructure development and implementation industry and from providers of wireless communications services. The loss of significant numbers of the Company's current marketing, technical and project management personnel or the inability to attract and retain sufficient numbers of additional marketing, technical and project management personnel to support the expansion of the Company's business would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to retain its key employees or that it will be able to attract or retain other experienced, highly qualified marketing, technical and project management personnel in the future.

  Risks Related to Acquisitions

     The acquisition of towers and tower companies is a key component of the Company's business strategy. Execution of this component of its business strategy requires the Company's management to, among other things, (i) identify geographic markets (local, regional or national) in which the Company can successfully compete, (ii) identify acquisition candidates who are willing to be acquired at prices and on terms acceptable to the Company and (iii) consummate identified acquisitions. In addition, it is possible that future acquisitions will require the Company to obtain additional financing either to consummate the acquisition or to provide additional working capital to facilitate the increased level of business activity caused by the acquisition. Certain risks are inherent in an acquisition strategy, such as dilution of outstanding equity securities, increased leverage and debt service requirements, the difficulty in combining different company cultures and facilities and the possibility of significant turnover among key employees of the acquired company following the acquisition, any of which could materially adversely affect the Company's operating results or the market price of the Company Common Stock prevailing from time to time. The success of any completed acquisition will depend in part on the Company's ability to effectively integrate the acquired business, which integration may involve unforeseen difficulties and may require a disproportionate amount of management's attention and the Company's financial and other resources.

  Possible Need for Additional Financing

     During the past three fiscal years, the Company has made significant expenditures for the acquisition of new equipment used primarily in the Company's wireless infrastructure building and implementation services business and to make certain of the Company's recent acquisitions of towers and tower companies. In addition, the Company's strategy of building towers for its own account to be leased to wireless carriers and broadcasters requires the Company to incur significant capital expenditures for the acquisition of tower sites and the construction of towers prior to the Company receiving revenues from leasing services with respect to such sites and towers. To the extent that the Company's cash resources are insufficient to fund the Company's activities, the Company will be required to raise additional funds. The Company may, from time to time, seek additional funding through the amendment of the Credit Agreement, or public or private financing, including debt or equity financing. There can be no assurance that adequate funding will be available as needed on terms acceptable to the Company, or at all. If additional funds are raised by issuing equity or convertible debt securities, existing stockholders may experience dilution. Insufficient funds may inhibit future growth or require the Company to scale back or eliminate some or a significant part of its business.

  Competition

     Competition in the wireless infrastructure building and implementation services, the wireless infrastructure components businesses and the tower leasing business is intense and many of the Company's competitors have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than those of the Company. There can be no assurance that the Company will be able to compete effectively or that future increases or changes in competition will not have a material adverse effect on the Company's business, results of operations and financial condition. See "ITEM
1. DESCRIPTION OF BUSINESS -- Competition."

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

  Risks Associated with Potential Operations Outside the U.S.

     To date, the Company has derived substantially all its revenues from sales in the U.S. Consequently, the Company has very little experience doing business outside the U.S. While the Company continues to evaluate potential opportunities to perform wireless infrastructure building and implementation services and sell wireless infrastructure components outside the U.S., the Company has reached no agreements with respect to any such involvement. There can be no assurance that the Company will in fact begin to do business outside the U.S. or, if such operations are commenced, that they will be successful. If the Company does begin to do business outside the U.S., the Company will be subject to the risks of doing business internationally, including unexpected changes in regulatory requirements; fluctuations in foreign currency exchange rates; imposition of tariffs and other barriers and restrictions; the burdens of complying with a variety of foreign laws; and general economic and geopolitical conditions, including inflation and trade relationships. There can be no assurance that currency fluctuations, changes in the rate of inflation or any of the aforementioned factors will not have a material adverse effect on the Company's business, results of operations and financial condition.

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

     In addition, the construction and installation of wireless transmitting and receiving facilities are often subject to state or local zoning, land use and other regulation. Such regulation may include zoning, environmental and building permit approvals or other state or local certification. The Telecommunications Act of 1996 provides that state and local authority over the placement, construction and modification of personal wireless services (including CMRS and unlicensed wireless services) shall not prohibit or have the effect of prohibiting personal wireless services or unreasonably discriminate among providers of functionally equivalent services. Although state and local zoning authorities retain their rights over land use, their actions cannot have the effect of banning wireless services or picking and choosing among similar wireless providers.

  Alleged Health Risks Related to RF Emissions

     Allegations have been raised that the use of cellular telephones and other wireless communications devices may pose health risks to humans due to RF emissions from the handsets. Concerns over RF emissions may have the effect of discouraging the use of wireless communications. Studies performed by wireless telephone equipment manufacturers dispute these allegations, and a major industry trade association and certain governmental agencies have stated publicly that the use of such phones poses no undue health risk. Regardless of the truth of these allegations, they could have an adverse effect on the wireless communications industry which in turn could have an adverse effect on the Company. In addition, digital wireless telephones have been shown to cause interference with some electronic devices, such as hearing aids and pacemakers. The FCC has recently adopted new standards for safe RF output and radiation from communications sites. All legacy sites must comply with such standards by September 1, 2000 and all new sites must be in compliance immediately. Compliance with such standards, or the adoption of more stringent standards, may have an adverse effect on the wireless communications industry which in turn could adversely effect the Company.

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

  Volatility of Stock Price

     Historically, the Company's stock price has been volatile. The sales prices for the Company's Common Stock have ranged from $11.25 to $48.50 during the fiscal year ended June 30, 1998. See "ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS." Future announcements concerning the Company or its competitors or the wireless communications industry, changes in recommendations of securities analysts, government regulations or other events may have a significant impact on the market price of the Company's Common Stock. The Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfalls in revenues or earnings from the levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's Common Stock in any given period.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this item is included in the Company's Consolidated Financial Statements and the notes thereto beginning on page F-1 of this Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     By unanimous written consent dated as of July 21, 1998, the Board of Directors of the Company engaged the accounting firm of Ernst & Young LLP as the independent auditors for the Company for its fiscal year ended June 30, 1998. The engagement of KPMG Peat Marwick LLP, which had theretofore served as the Company's independent auditors, was terminated effective July 21, 1998. The additional disclosures with respect to this matter called for by this item were previously reported (as that term is defined in Rule 12b-2 under the Exchange
Act) in the Company's Form 8-K dated July 21, 1998 filed with the Securities and Exchange Commission on July 24, 1998.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth information regarding the directors, nominees for director and executive officers of the Company.

     The Board of Directors of the Company is classified into three classes. Each Class I Director will hold office until the 1998 annual meeting of stockholders of the Company, each Class II Director will hold office until the 1999 annual meeting of stockholders of the Company and each Class III director will hold office until the 2000 annual meeting of stockholders of the Company and, in each case, until his successor is duly elected or appointed and qualified in the manner provided in the Certificate of Incorporation of the Company or the Bylaws of the Company, or as otherwise provided by applicable law.

               NAME                 AGE                        POSITION
               ----                 ----                       --------
Michael R. Budagher...............    40   Chief Operating Officer and Vice Chairman,
                                           Director
Ernie L. Carpenter................    58   Director
John D. Emery.....................    51   Director
Jack D. Furst.....................    39   Chairman of the Board, Director
Carl E. Hirsch....................    52   President and Chief Executive Officer, Director
Jeffrey A. Howard.................    38   Vice President -- Corporate Development, Director
F. Howard Mandel..................    37   Vice President and General Counsel
Anthony S. Ocepek.................    60   Executive Vice President and Chief Financial
                                           Officer
Steven M. Smith...................    33   Vice President -- Finance
Lawrence D. Stuart, Jr. ..........    54   Director
J. Otis Winters...................    65   Director

     Mr. Budagher has served as Chief Operating Officer and Vice Chairman of the Company since the effective date of the April Merger and Treasurer of the Company since June 1996. Prior to the effective date of the April Merger, and from the inception of the Company, Mr. Budagher served as Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Budagher has served as a Director of the Company since its inception and is currently serving as a Class III Director. Mr. Budagher is also a founder, stockholder and President of Specialty Antenna Site Resources, Inc. ("SASR") and a founder and President of Specialty Constructors Coatings, Inc.

     Mr. Carpenter was elected to the Board of Directors in September 1997 and currently serves as a Class II Director. Since March 1997, Mr. Carpenter has been President and Chief Executive Officer of Microwave Tower Service, Inc., a wholly-owned subsidiary of the Company. For more than five years prior to March 1997, Mr. Carpenter was Controller of Microwave Tower Service, Inc.

     Mr. Emery has been a Director of the Company since 1994 and currently serves as a Class I Director. For more than five years prior to the date hereof, Mr. Emery has been President of Corporate Development Center, Inc., a consulting firm specializing in assisting fast-growth companies, arranging mergers and acquisitions, rendering expert valuations and providing crisis management services to businesses. In August 1997, Mr. Emery founded Growth Dynamics, LLC, which provides consulting and other services primarily to new or recently formed high technology companies. Mr. Emery has taught Entrepreneurship, Business Ethics and Organizational Environment, and Business Policy and Strategy at the University of New Mexico.

     Mr. Furst has been Chairman of the Board and a Director of the Company since April 1998 and currently serves as a Class III Director. Mr. Furst is a Managing Director and Principal of Hicks, Muse, Tate & Furst Incorporated and has held such position since 1989. Mr. Furst currently serves as a Director of Cooperative Computing, Inc., Hedstrom Corp., International Wire Holding Company and Viasystems, Inc.

     Mr. Hirsch has served as President, Chief Executive Officer and Director of the Company since April 1998. Mr. Hirsch currently serves as a Class I Director. From October 1997 until April 1998, Mr. Hirsch served as President and Chief Executive Officer of OmniAmerica Towers, Inc. Prior to that time and for more than five years prior to the date hereof, Mr. Hirsch served as the Chairman of the Board, President and Chief Executive Officer of OmniAmerica Communications, Inc., the managing general partner of OmniAmerica Group.

     Mr. Howard has served as Vice President -- Corporate Development and Director of the Company since April 1998. Mr. Howard currently serves as a Class I Director. From December 1997 until April 1998, Mr. Howard served as Vice President -- Business Development of the Company. From March 1994 to December 1997, Mr. Howard was a named partner of the law firm, Jordaan, Howard & Pennington, PLLC. Prior to that time and for more than five years prior to the date hereof, Mr. Howard served as Vice President and General Counsel of Carlyle Capital Markets, Inc.

     Mr. Mandel has served as Vice President and General Counsel of the Company since April 1998. Since November 1997, Mr. Mandel has served as Vice President of OmniAmerica Towers, Inc. For more than five years prior to the date hereof, Mr. Mandel served as an associate and a partner of the law firm of Thompson, Hine & Flory LLP. Mr. Mandel continues to be a non-equity partner of the same firm.

     Mr. Ocepek has served as Executive Vice President and Chief Financial Officer of the Company since April 1998. From October 1997 until April 1998, Mr. Ocepek served as Senior Vice President, Chief Financial Officer and Director of OmniAmerica Towers, Inc. For more than five years prior to the date hereof, Mr. Ocepek served as the Senior Vice President of OmniAmerica Communications, Inc., the managing general partner of OmniAmerica Group.

     Mr. Smith has served as Vice President -- Finance since April 1998. From November 1997 until April 1998, Mr. Smith served as Vice President of OmniAmerica Towers, Inc. For more than five years prior to the date hereof, Mr. Smith served as Vice President -- Finance of OmniAmerica Communications, Inc., the managing general partner of OmniAmerica Group.

     Mr. Stuart has served as a Director of the Company since April 1998 and currently serves as a Class II Director. Mr. Stuart is a Managing Director and Principal of Hicks, Muse, Tate & Furst Incorporated and has held such position since October 1995. Prior to joining Hicks, Muse, Tate & Furst Incorporated, from 1990 to 1995, Mr. Stuart served as the managing partner of the Dallas office of the law firm Weil, Gotshal & Manges LLP. Mr. Stuart currently serves as a Director of Capstar Broadcasting Corp., Chancellor Media Corp. and Arena Brands Holding Corporation.

     Mr. Winters has served as a Director of the Company since April 1998 and currently serves as a Class II Director. Mr. Winters has served in several positions, including Chief Executive Officer and Chairman of the Board, with PWS Group Inc. during the last five years. Mr. Winters currently serves as a Director of Dynegy, Inc., AMX Corporation, Walden Residential Properties, Inc. and Chancellor Media Corporation.

  Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires the Company's officers and directors and persons who own more than ten percent of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent owners are required by the Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on the Company's review of the copies of such forms received by it, the Company believes that, during the fiscal year ended June 30, 1997, all filing requirements applicable to its officers, directors and greater than ten-percent owners were complied with, except the Forms 4 for Mr. Stuart and Mr. Furst, relating to the transfer of Company Common Stock to each of them by OmniPartners, were late. Forms 5 were filed for Mr. Stuart and Mr. Furst with respect to such transfers.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid during each of the three years in the period ended June 30, 1998 to the following individuals (the "Named Executive Officers"): (i) the Chief Executive Officer and each other individual who was serving as an executive officer of the Company at June 30, 1998 whose total annual salary and bonus for the fiscal year ended June 30, 1998 was in excess of $100,000 and (ii) Michael R. Budagher, who served as Chief Executive Officer of the Company prior to the April Merger and who was serving as the Vice Chairman and Chief Operating Officer of the Company at June 30, 1998.

                           SUMMARY COMPENSATION TABLE

                                                                          LONG TERM
                                                                         COMPENSATION
                                                                         ------------
                                              ANNUAL COMPENSATION         SECURITIES        ALL
                                         -----------------------------    UNDERLYING       OTHER
NAME AND PRINCIPAL POSITION              YEAR     SALARY($)   BONUS($)     OPTIONS      COMPENSATION
---------------------------              ----     ---------   --------   ------------   ------------
Carl E. Hirsch.........................  1998(1)   273,500         --           --           --
  President and Chief Executive          1997           --         --           --           --
  Officer (since April 23, 1998)         1996           --         --           --           --
Anthony S. Ocepek......................  1998(1)   232,944         --           --           --
  Executive Vice President and           1997           --         --           --           --
  Chief Financial Officer                1996           --         --           --           --
  (since April 23, 1998)
Ernie L. Carpenter.....................  1998      150,000         --       60,000           --
  President and Chief Executive Officer  1997      116,667    110,000           --           --
  of Microwave Tower Service, Inc.       1996       50,000     35,000           --           --
F. Howard Mandel.......................  1998(1)   116,667         --           --           --
  Vice President and General Counsel     1997           --         --           --           --
  (since April 23, 1998)                 1996           --         --           --           --
Michael R. Budagher....................  1998       70,833         --           --           --
  Vice Chairman and Chief Operating      1997       85,000         --           --          850(2)
  Officer (since April 23, 1998) and     1996       85,000         --           --           --
  Chief Executive Officer (until April
  23, 1998)

---------------

(1) Amounts for the fiscal year ended June 30, 1998 for Messrs. Hirsch, Ocepek and Mandel include compensation paid to such individuals as executive officers of OmniAmerica Holdings Corporation and its subsidiaries prior to the April Merger.

(2) Reflects employer contributions under the Specialty Constructors, Inc. Profit Sharing Plan.

     The following table summarizes option grants made during the fiscal year ended June 30, 1998 to the Named Executive Officers. Other than as set forth below, no stock options, SARs or awards under any long-term incentive plan were granted to any Named Executive Officer in the fiscal year ended June 30, 1998.

                       OPTIONS GRANTS IN LAST FISCAL YEAR

                                                                     INDIVIDUAL GRANTS
                                                   -----------------------------------------------------
                                                   NUMBER OF
                                                   SECURITIES    PERCENT OF
                                                   UNDERLYING   TOTAL OPTIONS
                                                    OPTIONS      GRANTED TO     EXERCISE OR
                                                    GRANTED     EMPLOYEES IN    BASE PRICE    EXPIRATION
                                                     (#)(1)      FISCAL YEAR      ($/SH)         DATE
                                                   ----------   -------------   -----------   ----------
Ernie L. Carpenter...............................    60,000         18.7%         $12.50       12/3/07

---------------

(1) The options to purchase Company Common Stock were granted under the Company's 1997 Stock Incentive Plan and become exercisable in three equal annual installments commencing on January 1, 1999.

     The following table summarizes the value of options to acquire Company Common Stock held by the Named Executive Officers as of June 30, 1998. Other than as set forth below, at June 30, 1998, no Named Executive Officer held any unexercised stock options or SARs.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR END OPTION VALUES(1)

                                                      NUMBER OF SECURITIES
                                                     UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED
                                                     OPTIONS AT FISCAL YEAR      IN-THE-MONEY OPTIONS AT
                                                             END(#)               FISCAL YEAR END($)(2)
                                                    -------------------------   -------------------------
                                                    EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
                                                    -------------------------   -------------------------
Ernie L. Carpenter................................          0/60,000                   0/1,470,000

---------------

(1) No options were exercised by a Named Executive Officer in fiscal 1998.

(2) Reflects a market value of the underlying securities of $37.00 per share, the closing price on The Nasdaq Stock Market on June 30, 1998, less the exercise price.

EMPLOYMENT AGREEMENTS

     Executive Employment Agreements with Messrs. Hirsch, Budagher and
Ocepek. Each of Messrs. Hirsch, Budagher and Ocepek entered into Executive Employment Agreements with the Company effective April 23, 1998 with terms ending on April 23, 2000; provided that the term of each such employment agreement shall be extended for successive one year terms unless either party shall give notice that the term shall not be so extended at least 120 days prior to the end of the initial term or annual extension, as the case may be. The employment agreements provide that Messrs. Hirsch, Budagher and Ocepek shall serve as the President and Chief Executive Officer, Vice Chairman and Chief Operating Officer, and Executive Vice President and Chief Financial Officer, respectively, of the Company. The employment agreements further provide that Messrs. Hirsch, Budagher and Ocepek shall receive an annual base salary of $295,000, $245,000 and $245,000, respectively, subject to increase as determined in the sole discretion of the Board of Directors of the Company, and that each such executive officer shall be eligible for annual bonuses based on budgeted earnings before income tax, depreciation and amortization and other criteria established by the Board of Directors at the beginning of each fiscal year. The employment agreements also provide that Messrs. Hirsch, Budagher and Ocepek will be entitled to other customary benefits generally made available to other executives of the Company. The employment agreements provide for a severance payment equal to twelve months base salary in the event of termination of employment by the executive for Good Reason (as defined) or by the Company other than for Cause (as defined), Financial Cause (as defined) or the executive's death, permanent disability or retirement and for severance payments equal to six months base salary in the event of termination by the Company for Financial Cause. Pursuant to the employment agreements, Messrs. Hirsch, Budagher and Ocepek have agreed that, subject to certain exceptions, during the term of their respective agreements and for one year thereafter, they will not (i) solicit, entice, persuade or induce any employee of the Company or its subsidiaries to terminate his employment with the Company or its subsidiaries or become employed by any other person and (ii) compete with the Company through any person or other business enterprise having or operating transmission towers within any of the same markets as the Company or any of its subsidiaries.

     Executive Employment Agreement with Mr. Carpenter. Mr. Carpenter entered into an Employment Agreement with Microwave Tower Service, Inc., a wholly owned subsidiary of the Company ("MTS"), on June 30, 1997 for a term of three years pursuant to which Mr. Carpenter serves as President and Chief Executive Officer of MTS. The employment agreement provides that Mr. Carpenter shall receive an annual salary of $150,000 and shall be eligible for a bonus for each fiscal year during which Mr. Carpenter is continuously employed by MTS. The employment agreement also provides that Mr. Carpenter will be entitled to such benefits as are customarily provided to other employees of MTS. Pursuant to his employment agreement, Mr. Carpenter has agreed that he will not, during the term of his employment and for two years thereafter, (i) directly or indirectly, engage or participate in any business or other activities in competition with MTS in the United States, (ii) directly or indirectly, call upon any customer of MTS, the Company or their respective subsidiaries for the purpose of selling to or supplying such customer with products or services similar to the products and services provided by MTS, the Company or their respective subsidiaries and (iii) directly or indirectly, solicit or employ any person employed by MTS, the Company or their respective subsidiaries.

COMPENSATION OF DIRECTORS

     Prior to the April Merger, Directors received $500 for each Board of Directors meeting attended and reimbursement for expenses incurred in attending such meetings. In addition, Directors who served on committees received $100 per hour for time spent attending meetings of such committees. The Company has not adopted a formal policy regarding the compensation of Directors following the April Merger. The Company anticipates that Directors will be compensated in accordance with the policy in effect prior to the April Merger until such time as a new policy has been adopted.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of September 16, 1998, there were 15,096,360 shares of Company Common Stock issued and outstanding. The following table sets forth certain information, as of September 16, 1998, with respect to the beneficial ownership of shares of Company Common Stock by (i) all persons known by the Company to be the beneficial owners of more than 5% of the outstanding shares of Company Common Stock (as derived solely from the Company's review of Schedules 13D and 13G on file with the Commission and from correspondence received from or telephone conversations with certain stockholders of the Company), (ii) each director of the Company, (iii) each Named Executive Officer, and (iv) all executive officers and directors of the Company as a group.

                                                          AMOUNT AND NATURE OF
                                                         BENEFICIAL OWNERSHIP OF
NAME AND ADDRESS OF BENEFICIAL OWNER                     COMPANY COMMON STOCK(1)   PERCENT OF CLASS
------------------------------------                     -----------------------   ----------------
Thomas O. Hicks........................................         6,676,099(2)             44.2%
  200 Crescent Court, Suite 1600
  Dallas, Texas 75201-6950
HMTF/Omni Partners, L.P................................         6,648,811                44.0%
  200 Crescent Court, Suite 1600
  Dallas, Texas 75201-6950
Tommie R. Carpenter....................................         2,280,000(3)             15.1%
  888 Coburn St. South
  Salem, Oregon 97302
Michael R. Budagher....................................         2,155,000(4)             14.3%
  12001 Hwy 14 North
  Cedar Crest, New Mexico 87001
John D. Emery..........................................            12,000(5)                *
Jack D. Furst..........................................            17,604                   *
Carl E. Hirsch.........................................            17,000(6)                *
Jeffrey A. Howard......................................           137,500(7)                *
Lawrence D. Stuart, Jr.................................             5,065                   *
Ernie L. Carpenter.....................................                --                  --
J. Otis Winters........................................                --                  --
Anthony S. Ocepek......................................                --(6)               --
F. Howard Mandel.......................................                --(6)               --
All executive officers and directors as a group (11             2,344,169                15.5%
  persons).............................................

---------------

 *  Less than 1%.

(1) Based upon information supplied or confirmed by officers, directors and the principal stockholders. The percentage of class assumes the exercise of all options and warrants held by the named individual that are exercisable on September 16, 1998, or within sixty days thereafter, but not the exercise of any other options or warrants that are outstanding.

(2) Includes (i) 24,412 shares owned of record by Mr. Hicks, (ii) 2,876 shares owned of record by six trusts of which Mr. Hicks serves as trustee and (iii) 6,648,811 shares owned of record by HMTF/Omni Partners, L.P., a limited partnership of which the sole general partner is HM3/OmniAmerica Partners, LLC, a limited liability company of which the sole member is HM3 Coinvestors, L.P., a limited partnership of which the sole general partner is Hicks, Muse GP Partners III, L.P., a limited partnership of which the sole general partner is Hicks, Muse Fund III Incorporated, a corporation of which Mr. Hicks is the sole director, Chairman of the Board, Chief Executive Officer, Secretary and sole stockholder. Mr. Hicks expressly disclaims (i) the existence of any group and
(ii) beneficial ownership with respect to any shares of Company Common Stock not owned of record by him.

(3) Includes (i) 174,300 shares owned of record by Mr. Carpenter, (ii) 174,300 shares owned of record by Virginia Carpenter, Mr. Carpenter's wife, and
    (iii) 1,931,400 shares owned by Carpenter Family Investments LLC, of which Mr. Carpenter and his wife are the sole members.

(4) Consists entirely of shares owned by the Budagher Family LLC, of which Mr. Budagher is the general manager.

(5) Consists entirely of shares that are deemed beneficially owned by Mr. Emery by virtue of options held by him that are exercisable within 60 days of September 16, 1998.

(6) In addition to shares of Company Common Stock, if any, owned of record by Messrs. Hirsch, Ocepek and Mandel, each of Messrs. Hirsch, Ocepek and Mandel is also a limited partner of HMTF/Omni Partners, L.P. The percentage ownership represented by Messrs. Hirsch's, Ocepek's and Mandel's limited partnership interests are equivalent to 487,847, 487,847 and 71,118 shares, respectively, of the shares of Company Common Stock owned by HMTF/Omni Partners, L.P. Each of Messrs. Hirsch, Ocepek and Mandel expressly disclaims
    (i) the existence of any group and (ii) beneficial ownership with respect to any shares of Company Common Stock not owned of record by him.

(7) Includes (i) 50,000 shares owned of record by Mr. Howard and (ii) 87,500 shares that are deemed beneficially owned by Mr. Howard by virtue of options held by him that are exercisable within 60 days of September 16, 1998.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Set forth below is a description concerning transactions that may not otherwise be described herein by and between the Company and/or its affiliates and other persons or entities affiliated with the Company or its affiliates. The Company is of the view that each of such transactions was on terms no less favorable to the Company than would otherwise have been available to the Company in arms-length transactions with unaffiliated third parties.

     Until March 1, 1997, Michael R. Budagher owned 50% of Specialty Constructors Coatings, Inc. ("SCC"). SCC provides lead abatement services and finishes or refinishes metal structures, principally elevated water towers. During the year ended June 30, 1997, the Company paid $606,304 for services provided by SCC to the Company. On March 1, 1997, Mr. Budagher sold his interest in SCC to two employees of SCC pursuant to a warrant to purchase said interests that was sold to these employees in 1996. On June, 1, 1997, the Company acquired substantially all the assets of SCC in exchange for 55,814 shares of Company Common Stock.

     Bruce P. Budagher, Vice President of Specialty Constructors and the brother of Michael R. Budagher, and Sheril E. Budagher, the spouse of Michael R. Budagher, own all of the outstanding stock of Specialty Manufacturing, Inc. ("SMI"). Until August 1997, SMI manufactured devices ("SMI ground kits") that ground electric transmission lines used in connection with wireless transmitting and receiving facilities. Historically, the Company has bought SMI ground kits for use in connection with certain of the Company's wireless infrastructure building operations. During fiscal 1997 and 1998, the Company purchased $29,852 and $3,768, respectively, of SMI ground kits. In August, 1997, Microwave Tower Service, Inc., a wholly-owned subsidiary of the Company, acquired substantially all the inventory and manufacturing equipment of SMI and the right to manufacture and sell SMI ground kits in exchange for approximately $134,832 in cash and the right to receive a royalty of $2.00 per SMI ground kit sold by Microwave Tower Service, Inc. during the period beginning August 1, 1997 and ending July 31, 2000. During fiscal year 1998, the Company paid $42,348 to SMI pursuant to the royalty arrangement.

     The Company has utilized contract labor from Budagher Tower Co., a company wholly owned by William J. Budagher, a brother of Michael R. Budagher and Bruce
P. Budagher. The Company paid $452,338 and $252,933 for contract labor services provided by Budagher Tower Co. for the fiscal years ended June 30, 1997 and 1998, respectively.

     The Company presently leases approximately 5,400 square feet of office space from Michael R. Budagher for $16,800 annually. The office space is located in a 6,400 square foot building in Cedar Crest, New Mexico. This office serves as the Company's headquarters and as a regional office for the Company's wireless infrastructure building and implementation and wireless infrastructure electrical design and engineering operations. Management of the Company believes that the rent for the space is at least as favorable as could have been negotiated in an arms-length transaction.

     In connection with the MTS Merger, on June 30, 1997, the Company borrowed $2,000,000 (the "Carpenter Loan") from Tommie R. Carpenter. The Carpenter Loan has an interest rate of 8.25% and is secured by finished goods inventory of the Company. The principal balance of the Carpenter Loan at June 30, 1998 was $80,000.

     On December 29, 1997, the Company loaned $600,000 to Jeffrey A. Howard (the "Howard Loan"), due and payable on December 29, 2002, for the purchase of 50,000 shares of Company Common Stock. The Howard Loan has an annual interest rate of the lesser of (i) seven percent and (ii) the maximum rate of nonusurious interest allowed from time to time by law.

     On April 23, 1998, the Company and its subsidiaries entered into a ten-year agreement (the "Monitoring and Oversight Agreement") with Hicks, Muse & Co. Partners, L.P. ("Hicks Muse Partners"), an affiliate of OmniPartners, pursuant to which they pay Hicks Muse Partners an annual fee of $180,000 for oversight and monitoring services to the Company and its subsidiaries. The annual fee is adjustable at the end of each fiscal year to an amount equal to 0.2% of the budgeted consolidated annual net sales of the Company and its subsidiaries for the then current fiscal year, but in no event less than $180,000. Messrs. Thomas
O. Hicks, Jack D. Furst and Lawrence D. Stuart, Jr. are each principals of Hicks Muse Partners. In addition, the Company and its subsidiaries have agreed to indemnify Hicks Muse Partners, its affiliates and their respective directors, officers and controlling persons, if any, and, agents and employees of Hicks Muse Partners or any of its affiliates from and against all claims, liabilities, losses, damages, and expenses, including legal fees, arising out of or in connection with the services rendered by Hicks Muse Partners in connection with the Monitoring and Oversight Agreement.

     On April 23, 1998, the Company and its subsidiaries entered into a ten-year agreement (the "Financial Advisory Agreement") with Hicks Muse Partners. Hicks Muse Partners also will be entitled to receive a fee equal to 1.5% of the transaction value (as defined) for each add-on transaction (as defined) in which the Company and its subsidiaries is involved. The term "transaction value" means the total value of any add-on transaction (excluding any fees payable pursuant to the Financial Advisory Agreement in connection with such add-on transaction) including the amount of any indebtedness, preferred stock or similar items assumed (or remaining outstanding). The term "add-on transaction" means any future proposal for a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring, or other similar transaction directly or indirectly involving the Company and its subsidiaries, and any other person or entity. Messrs. Thomas O. Hicks, Jack D. Furst and Lawrence D. Stuart, Jr. are each principals of Hicks Muse Partners. In addition, the Company and its subsidiaries have agreed to indemnify Hicks Muse Partners, its affiliates and their respective directors, officers and controlling persons, if any, and agents and employees of Hicks Muse Partners from and against all claims, liabilities, losses, damages, and expenses, including legal fees, arising out of or in connection with the services rendered by Hicks Muse Partners in connection with the Financial Advisory Agreement.

     The Monitoring and Oversight Agreement and the Financial Advisory Agreement make available the resources of Hicks Muse Partners concerning a variety of financial and operational matters. The services that have been and will continue to be provided by Hicks Muse Partners could not otherwise be obtained by the Company and its subsidiaries without the addition of personnel or the engagement of outside professional advisors. In management's opinion, the fees provided for under these agreements reasonably reflect the benefits received and to be received by the Company and its subsidiaries.

     OmniPartners, Mr. Budagher, the Budagher Family LLC, of which Mr. Budagher is the general manager, Mr. Tommie Carpenter (together with Mr. Budagher and the Budagher Family, LLC, the "Stockholder Group") and certain other stockholders of the Company have entered into a stockholders agreement (the "Stockholders Agreement") dated as of April 23, 1998. Pursuant to the Stockholders

Agreement, each of Hicks, Muse, Tate & Furst Incorporated, an affiliate of OmniPartners ("HMTF"), and the Stockholder Group is entitled to designate up to four directors of the Board of Directors of the Company, dependent upon the percentage of the Company Common Stock owned by OmniPartners and its affiliates (the "Omni Group") or the Stockholder Group, as applicable. Without the affirmative vote of a majority of the directors elected by HMTF and a majority of the directors elected by the Stockholder Group, the Company cannot enter into certain transactions, including, without limitation, acquisitions involving an aggregate purchase price in excess of $5,000,000, the disposition of substantially all of the assets of the Company and its subsidiaries, debt financing involving more than $10,000,000 or any merger, consolidation or business combination between the Company or a subsidiary of the Company and any other entity. Also, pursuant to the terms of the Stockholders Agreement, the Company has the right of first offer upon the proposed transfer of certain shares of Company Common Stock that are subject to the Stockholders Agreement. If the Company chooses not to or fails to purchase such shares, the member of the Omni Group or Stockholder Group desiring to effect the transfer may offer to include in the transfer a certain percentage of shares held by other non-selling shareholders. In addition, OmniPartners and certain of its affiliates have agreed that prior to the termination of the Stockholders Agreement, none of them will purchase or otherwise acquire, directly or indirectly, more than 49.9% of the outstanding shares of Company Common Stock. Furthermore, none of such parties will take certain actions, including, without limitation, soliciting proxies, encouraging the formation of voting trusts or commencing other actions in order to seek control of the Board of Directors of the Company. At any time,
(i) members of the Omni Group owning at least 35% or more of the aggregate number of Registrable Shares (as defined in the Stockholders Agreement) then owned by the Omni Group or (ii) members of the Stockholder Group owning 35% or more of the aggregate number of Registrable Shares then owned by the Stockholder Group, may request the registration of all or part of its or their Registrable Shares. Furthermore, all holders of Registrable Shares may include its or their Registrable Shares in each registration of equity securities by the Company.

     On August 13, 1998, the Company announced that it had entered into a build-to-suit agreement with Alamosa PCS, L.L.C. ("Alamosa"), an affiliate of Sprint PCS, for the construction of approximately 250 towers for which Alamosa will be the anchor tenant. It is anticipated that construction of the towers will be completed by the year 2000. Michael R. Budagher currently owns approximately 12% of the outstanding equity of Alamosa.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Exhibits

        EXHIBIT
         NUMBER                               DESCRIPTION OF EXHIBIT
        -------                               ----------------------
          2.1              -- Amended and Restated Agreement and Plan of Merger, dated
                              April 22, 1998, among Specialty Teleconstructors, Inc.,
                              OAI Acquisition Corp., OmniAmerica Holdings Corporation,
                              OmniAmerica, Inc., Omni/HSW Acquisition, Inc. and
                              HMTF/OmniPartners, L.P.(1)
          2.2              -- Agreement and Plan of Merger, dated July 24, 1998, by and between Specialty Teleconstructors, Inc. and OmniAmerica,
                              Inc.(2)
          3.1              -- Certificate of Incorporation of the Registrant(2)
          3.2              -- By-laws of the Registrant(2)
          4.1              -- Post-Merger Stockholders Agreement, dated April 23, 1998, among Specialty Teleconstructors, Inc. and the
                              stockholders of Speciality Teleconstructors, Inc. party
                              thereto(1)
         10.1              -- 1998 Stock Option Plan of Specialty Teleconstructors,
                              Inc.(2)
         10.2              -- Executive Employment Agreement, dated December 6, 1997, by and between Specialty Teleconstructors, Inc. and
                              Jeffrey A. Howard(3)

        EXHIBIT
         NUMBER                               DESCRIPTION OF EXHIBIT
        -------                               ----------------------
         10.3              -- Employment Agreement, dated February 16, 1998, effective as of the effective time of the April Merger, between
                              Specialty Teleconstructors, Inc. and Michael R.
                              Budagher(1)
         10.4              -- Executive Employment Agreement, dated February 16, 1998, effective as of the effective time of the April Merger,
                              between Specialty Teleconstructors, Inc. and Carl E.
                              Hirsch(1)
         10.5              -- First Amendment to Employment Agreement, dated April 22,
                              1998, effective as of the effective time of the April
                              Merger, between Specialty Teleconstructors, Inc. and
                              Jeffrey A. Howard(1)
         10.6              -- Executive Employment Agreement, dated February 16, 1998, effective as of the effective time of the April Merger,
                              between Specialty Teleconstructors, Inc. and Anthony S.
                              Ocepek(1)
         10.7              -- Credit Agreement, dated as of June 30, 1998, among
                              Specialty Teleconstructors, Inc., the lenders party
                              thereto, Bankers Trust Company, Bank Boston, N.A. and The
                              Chase Manhattan Bank*
         10.8              -- Guarantee and Collateral Agreement, dated as of June 30,
                              1998, made by Specialty Teleconstructors, Inc. and
                              certain of its subsidiaries, in favor of The Chase
                              Manhattan Bank*
         10.9              -- Monitoring and Oversight Agreement, dated April 23, 1998, among Specialty Teleconstructors, Inc., a Nevada
                              corporation, OmniAmerica Holdings Corporation, a Delaware
                              corporation, OmniAmerica, Inc., a Delaware corporation,
                              Novak & Lackey Construction Co., Inc., an Oklahoma
                              corporation, Specialty Management, Inc., a Nevada
                              corporation, Microwave Tower Services, Inc., an Oregon
                              corporation, Specialty Constructors, Inc., a New Mexico
                              corporation, Specialty Constructors Coatings, Inc., a
                              Nevada corporation, Specialty Capital Services, Inc., a
                              Nevada corporation, Specialty Combined Resources, Inc., a
                              Texas corporation, Specialty Fortress, Inc., a Nevada
                              corporation, Specialty Training Centers, Inc., a Nevada
                              corporation, South Atlantic Tower Corporation, a Delaware
                              corporation, OmniTower, Ltd., a Florida limited
                              partnership, and Hicks, Muse & Co. Partners, L.P., a
                              Texas limited partnership*
         10.10             -- Financial Advisory Agreement, dated April 23, 1998, among
                              Specialty Teleconstructors, Inc., a Nevada corporation,
                              OmniAmerica Holdings Corporation, a Delaware corporation,
                              OmniAmerica, Inc., a Delaware corporation, Novak & Lackey
                              Construction Co., Inc., an Oklahoma corporation,
                              Specialty Management, Inc., a Nevada corporation,
                              Microwave Tower Services, Inc., an Oregon corporation,
                              Specialty Constructors, Inc., a New Mexico corporation,
                              Specialty Constructors Coatings, Inc., a Nevada
                              corporation, Specialty Capital Services, Inc., a Nevada
                              corporation, Specialty Combined Resources, Inc., a Texas
                              corporation, Specialty Fortress, Inc., a Nevada
                              corporation, Specialty Training Centers, Inc., a Nevada
                              corporation, South Atlantic Tower Corporation, a Delaware
                              corporation, OmniTower, Ltd., a Florida limited
                              partnership, and Hicks, Muse & Co. Partners, L.P., a
                              Texas limited partnership*
         10.11             -- Asset Purchase Agreement, dated June 1, 1998, among
                              Specialty Capital Services, Inc. (n/k/a OmniAmerica
                              Development Corp.), Specialty Teleconstructors, Inc.,
                              Teleforce, LLC, and Richard H. Statler and Terry A.
                              Klein*
         10.12             -- Asset Purchase and Sale Agreement, dated April 10, 1998, between certain subsidiaries of Arch Communications
                              Group, Inc. and OmniAmerica, Inc.*
         10.13             -- Amendment to Asset Purchase and Sale Agreement, dated
                              June 26, 1998, between certain subsidiaries of Arch
                              Communications Group, Inc. and OmniAmerica, Inc.*

        EXHIBIT
         NUMBER                               DESCRIPTION OF EXHIBIT
        -------                               ----------------------
         10.14             -- Second Amendment to Asset Purchase and Sale Agreement,
                              dated August 12, 1998, between certain subsidiaries of
                              Arch Communications Group, Inc. and OmniAmerica, Inc.*
         10.15             -- Third Amendment to Asset Purchase and Sale Agreement,
                              dated as of September 29, 1998, between certain
                              subsidiaries of Arch Communications Group, Inc. and
                              OmniAmerica, Inc.*
         10.16             -- Employment Agreement dated as of June 30, 1997, by and
                              between Microwave Tower Services, Inc. and Ernie L.
                              Carpenter(4)
         21.1              -- Subsidiaries of the Registrant*
         23.1              -- Consent of Ernst & Young LLP*
         23.2              -- Consent of KPMG Peat Marwick LLP*
         27.1              -- Financial Data Schedule*

---------------

 *  Filed herewith.

(1) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 7, 1998.

(2) Incorporated by reference to the Registrant's Schedule 14C filed on August 24, 1998.

(3) Incorporated by reference to the Registrant's Form 10-QSB filed on February 20, 1998.

(4) Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended June 30, 1997.

     (b) Reports on Form 8-K

     On May 7, 1998, the Company filed a Form 8-K and reported the consummation of the merger of OAI Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company, with and into OmniAmerica Holdings Corporation, a Delaware corporation ("Holdings"), with Holdings being the surviving corporation of the merger and, as a result of the merger, a wholly-owned subsidiary of the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            OMNIAMERICA, INC.

                                            By:     /s/ CARL E. HIRSCH
                                              ----------------------------------
                                                       Carl E. Hirsch,
                                                        President and
                                                   Chief Executive Officer

                                            By:    /s/ ANTHONY S. OCEPEK
                                              ----------------------------------
                                                      Anthony S. Ocepek,
                                                   Chief Financial Officer

                                            By:   /s/ DENNIS K. HARTNETT
                                              ----------------------------------
                                                     Dennis K. Hartnett,
                                                   Chief Accounting Officer

Date: September 28, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----

               /s/ MICHAEL R. BUDAGHER                 Director                      September 28, 1998
-----------------------------------------------------
                 Michael R. Budagher

               /s/ ERNIE L. CARPENTER                  Director                      September 28, 1998
-----------------------------------------------------
                 Ernie L. Carpenter

                  /s/ JOHN D. EMERY                    Director                      September 28, 1998
-----------------------------------------------------
                    John D. Emery

                  /s/ JACK D. FURST                    Director                      September 28, 1998
-----------------------------------------------------
                    Jack D. Furst

                 /s/ CARL E. HIRSCH                    Director                      September 28, 1998
-----------------------------------------------------
                   Carl E. Hirsch

                /s/ JEFFREY A. HOWARD                  Director                      September 28, 1998
-----------------------------------------------------
                  Jeffrey A. Howard

             /s/ LAWRENCE D. STUART, JR.               Director                      September 28, 1998
-----------------------------------------------------
               Lawrence D. Stuart, Jr.

                 /s/ J. OTIS WINTERS                   Director                      September 28, 1998
-----------------------------------------------------
                   J. Otis Winters

                       OMNIAMERICA, INC. AND SUBSIDIARIES
                  (FORMERLY SPECIALTY TELECONSTRUCTORS, INC.)

                       CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997
                     (WITH REPORTS OF INDEPENDENT AUDITORS)

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Stockholders and Board of Directors
OmniAmerica, Inc. (formerly Specialty Teleconstructors, Inc.)

     We have audited the accompanying consolidated balance sheet of OmniAmerica, Inc. and subsidiaries (formerly Specialty Teleconstructors, Inc.) as of June 30, 1998, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OmniAmerica, Inc. and subsidiaries (formerly Specialty Teleconstructors, Inc.) at June 30, 1998, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                 /s/ ERNST & YOUNG, LLP

Dallas, Texas
September 16, 1998

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
OmniAmerica, Inc. (formerly Specialty Teleconstructors, Inc.):

     We have audited the accompanying consolidated balance sheet of OmniAmerica, Inc. and subsidiaries (formerly Specialty Teleconstructors, Inc.) as of June 30, 1997, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also incudes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OmniAmerica Inc. and subsidiaries (formerly Specialty Teleconstructors, Inc.) as of June 30, 1997, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                              /s/ KPMG PEAT MARWICK LLP

Albuquerque, New Mexico
August 29, 1997

                       OMNIAMERICA, INC. AND SUBSIDIARIES
                  (FORMERLY SPECIALTY TELECONSTRUCTORS, INC.)

                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1998 AND 1997

                         ASSETS (Substantially Pledged)

                                                                  1998          1997
                                                              ------------   -----------
Current assets:
  Cash and cash equivalents.................................  $  4,349,324   $   989,720
  Available for sale securities.............................            --       769,850
  Contracts receivable, less allowance for doubtful accounts
     of $390,230 in 1998 and $355,000 in 1997...............    17,349,853    14,740,479
  Costs and estimated earnings in excess of billings on
     uncompleted contracts (note 3).........................     3,747,671     2,233,289
  Components inventory......................................     3,430,868     2,664,239
  Prepaid income taxes......................................       287,849       407,477
  Other current assets......................................       891,148       283,760
                                                              ------------   -----------
          Total current assets..............................    30,056,713    22,088,814
Property and equipment, net (note 4)........................    50,847,107     8,429,906
Goodwill, net of amortization of $808,250 in 1998 and
  $43,383 in 1997...........................................    87,993,151     1,512,555
Investment in unconsolidated subsidiary (note 5)............     7,889,650            --
Other assets, net...........................................     2,536,804       331,989
                                                              ------------   -----------
                                                              $179,323,425   $32,363,264
                                                              ============   ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable....................................  $  8,802,734   $ 4,021,694
  Lines of credit (note 8)..................................            --     3,387,910
  Notes payable to stockholder (note 14)....................        80,000     2,000,000
  Billings in excess of costs and estimated earnings on
     uncompleted contracts (note 3).........................       758,932       597,939
  Accrued expenses..........................................     2,171,429       790,975
  Current installments of notes and capital leases payable
     (note 8)...............................................       474,696       573,798
  Deferred income taxes (note 11)...........................            --       384,600
                                                              ------------   -----------
          Total current liabilities.........................    12,287,791    11,756,916
Deferred income taxes (note 11).............................       213,378        90,000
Notes and capital leases payable, excluding current
  installments (note 8).....................................    31,631,459     2,012,081
                                                              ------------   -----------
          Total liabilities.................................    44,132,628    13,858,997
                                                              ------------   -----------
Stockholders' equity:
  Common stock, $.01 par value. Authorized 20,000,000
     shares; issued 15,070,294 and 7,876,554 shares in 1998
     and 1997, respectively (notes 9, 10 and 15)............       150,703        78,765
  Additional paid-in capital................................   129,131,297    12,015,667
  Treasury stock, at cost, 100,000 shares...................    (1,387,500)           --
  Note receivable from officer and director (note 14).......      (600,000)           --
  Retained earnings.........................................     7,896,297     6,409,835
                                                              ------------   -----------
          Total stockholders' equity........................   135,190,797    18,504,267
Commitments and contingencies (notes 6, 13, 15 and 17)
                                                              ------------   -----------
                                                              $179,323,425   $32,363,264
                                                              ============   ===========

          See accompanying notes to consolidated financial statements.

                       OMNIAMERICA, INC. AND SUBSIDIARIES
                  (FORMERLY SPECIALTY TELECONSTRUCTORS, INC.)

                      CONSOLIDATED STATEMENTS OF EARNINGS
                       YEARS ENDED JUNE 30, 1998 AND 1997

                                                                 1998           1997
                                                              -----------    -----------
Revenues earned:
  Installation services.....................................  $53,038,988    $57,250,485
  Component sales...........................................    8,501,147      8,376,315
  Tower leasing.............................................    1,258,936             --
                                                              -----------    -----------
          Total revenues earned.............................   62,799,071     65,626,800
                                                              -----------    -----------
Cost of revenues earned:
  Cost of installation services.............................   45,684,581     48,298,454
  Cost of component sales...................................    5,589,902      5,113,096
  Cost of tower leasing.....................................      659,281             --
                                                              -----------    -----------
          Total cost of revenues earned.....................   51,933,764     53,411,550
                                                              -----------    -----------
          Gross profit on revenues earned...................   10,865,307     12,215,250
Compensation expense for cashless option exercises (note
  10).......................................................      719,000             --
Selling, general and administrative expenses................    8,233,490      5,915,808
                                                              -----------    -----------
          Earnings from operations..........................    1,912,817      6,299,442
                                                              -----------    -----------
Other income (expenses):
  Interest income...........................................      157,015        181,516
  Interest expense..........................................     (623,723)      (429,615)
  Equity in earnings of unconsolidated subsidiary...........      219,569             --
  Other, net................................................      143,434        (20,101)
                                                              -----------    -----------
                                                                 (103,705)      (268,200)
                                                              -----------    -----------
          Earnings before income taxes......................    1,809,112      6,031,242
Income taxes................................................      832,000        343,500
                                                              -----------    -----------
          Net earnings......................................  $   977,112    $ 5,687,742
                                                              ===========    ===========
Shares of common stock used in computing earnings per share:
  Basic.....................................................    9,274,676      7,110,282
  Diluted...................................................    9,562,121      7,467,990
Net earnings per common share:
  Basic.....................................................  $       .11    $       .80
                                                              ===========    ===========
  Diluted...................................................  $       .10    $       .76
                                                              ===========    ===========
Pro forma information (note 12):
  Net earnings..............................................                   5,687,742
  Pro forma adjustment for 1997 income taxes of acquired
     entity previously filing as an S Corporation...........                   2,140,500
                                                                             -----------
Pro forma net earnings after adjustment for income taxes of
  acquired entity...........................................                   3,547,242
                                                                             ===========
Pro forma net earnings per common share:
  Basic.....................................................                 $       .50
                                                                             ===========
  Diluted...................................................                 $       .47
                                                                             ===========

          See accompanying notes to consolidated financial statements.

                       OMNIAMERICA, INC. AND SUBSIDIARIES
                  (FORMERLY SPECIALTY TELECONSTRUCTORS, INC.)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       YEARS ENDED JUNE 30, 1998 AND 1997

                                                                                            NOTE
                                                                                         RECEIVABLE
                                                                                            FROM
                                        COMMON STOCK         ADDITIONAL                   OFFICER
                                    ---------------------     PAID-IN       TREASURY        AND        RETAINED
                                      SHARES      AMOUNT      CAPITAL         STOCK       DIRECTOR     EARNINGS        TOTAL
                                    ----------   --------   ------------   -----------   ----------   -----------   ------------
Balance at June 30, 1996..........   6,872,308   $ 68,723   $  5,344,298   $        --   $      --    $ 5,032,817   $ 10,445,838
Issuance of common stock and
  warrants to acquire common
  stock, net......................     668,985      6,690      3,686,003            --          --             --      3,692,693
Acquisitions (note 15):
  Data Cell Systems, Inc. ........      93,400        934        664,576            --          --             --        665,510
  Paramount Communication Systems,
    Inc...........................     186,047      1,860      1,728,324            --          --             --      1,730,184
  Specialty Constructors Coatings,
    Inc...........................      55,814        558        592,466            --          --             --        593,024
Distributions of prior S
  Corporation earnings............          --         --             --            --          --     (4,310,724)    (4,310,724)
Net earnings......................          --         --             --            --          --      5,687,742      5,687,742
                                    ----------   --------   ------------   -----------   ---------    -----------   ------------
Balance at June 30, 1997..........   7,876,554     78,765     12,015,667            --          --      6,409,835     18,504,267
Issuance of common stock, net.....     322,892      3,229      2,886,720            --          --             --      2,889,949
Acquisitions (note 15):
  Ellis Tower.....................     120,848      1,209      1,796,410            --          --             --      1,797,619
  OmniAmerica.....................   6,750,000     67,500    112,432,500            --          --             --    112,500,000
Purchase of treasury stock........          --         --             --    (1,387,500)         --             --     (1,387,500)
Return of prior S Corporation
  earnings distribution...........          --         --             --            --          --        509,350        509,350
Note receivable from officer and
  director (note 14)..............          --         --             --            --    (600,000)            --       (600,000)
Net earnings......................          --         --             --            --          --        977,112        977,112
                                    ----------   --------   ------------   -----------   ---------    -----------   ------------
Balance at June 30, 1998..........  15,070,294   $150,703   $129,131,297   $(1,387,500)  $(600,000)   $ 7,896,297   $135,190,797
                                    ==========   ========   ============   ===========   =========    ===========   ============

          See accompanying notes to consolidated financial statements.

                       OMNIAMERICA, INC. AND SUBSIDIARIES
                  (FORMERLY SPECIALTY TELECONSTRUCTORS, INC.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 1998 AND 1997

                                                                  1998          1997
                                                              ------------   ----------
Cash flows from operating activities:
  Net earnings..............................................  $    977,112   $5,687,742
  Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
       Provision for uncollectible receivables..............       225,000      355,000
       Depreciation of property and equipment...............     2,282,084    1,496,830
       Amortization.........................................       799,867      134,185
       Compensation expense for cashless option exercises...       719,000           --
       Equity in earnings of unconsolidated subsidiary......      (219,569)          --
       Gain on sale of equipment............................            --      (10,489)
       Changes in certain assets and liabilities, net of
        acquisitions:
           Contracts receivable.............................    (1,869,714)  (4,636,796)
           Prepaid income taxes.............................       119,628     (344,726)
           Costs and estimated earnings in excess of
              billings on uncompleted contracts.............    (1,514,382)    (945,959)
           Components inventory.............................      (680,417)  (1,769,594)
           Other current assets.............................      (292,647)    (172,919)
           Trade accounts payable...........................     4,109,132      808,416
           Billings in excess of costs and estimated
              earnings on uncompleted contracts.............      (335,738)     355,359
           Accrued expenses.................................       473,530     (444,544)
           Current income taxes.............................            --     (578,200)
           Deferred income taxes............................      (261,222)    (210,300)
                                                              ------------   ----------
            Net cash provided by (used in) operating
                activities..................................     4,531,664     (275,995)
                                                              ------------   ----------
Cash flows from investing activities:
  Purchases of property and equipment, net..................   (22,182,316)  (3,609,094)
  Acquisitions costs recorded as goodwill...................    (3,499,319)          --
  Acquisitions, net of cash acquired........................     1,665,555      (80,263)
  Purchases of other assets.................................      (382,450)          --
  Proceeds from sale of available for sale securities.......       769,850           --
  Purchases of available for sale securities, net...........            --     (473,815)
                                                              ------------   ----------
            Net cash used in investing activities...........   (23,628,680)  (4,163,172)
                                                              ------------   ----------
Cash flows from financing activities:
  Lines of credit, net......................................    (3,387,910)   1,255,910
  Borrowings from notes payable.............................    29,162,211      661,500
  Payment of deferred financing fees........................    (1,340,000)          --
  Principal payments on notes payable.......................      (750,480)    (783,110)
  Borrowings from notes payable to stockholder..............            --    2,000,000
  Principal payments on notes payable to stockholder........    (1,410,650)    (500,000)
  Proceeds from sale of common stock and warrants to acquire
     common stock, net......................................     1,570,949    3,692,693
  Acquisition of treasury stock.............................    (1,387,500)          --
  Distributions of prior S Corporation earnings.............            --   (4,310,724)
                                                              ------------   ----------
            Net cash provided by financing activities.......    22,456,620    2,016,269
                                                              ------------   ----------
            Net increase (decrease) in cash and cash
                equivalents.................................     3,359,604   (2,422,898)
Cash and cash equivalents at beginning of year..............       989,720    3,412,618
                                                              ------------   ----------
Cash and cash equivalents at end of year....................  $  4,349,324   $  989,720
                                                              ============   ==========

                       OMNIAMERICA, INC. AND SUBSIDIARIES
                  (FORMERLY SPECIALTY TELECONSTRUCTORS, INC.)

              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED)
                       YEARS ENDED JUNE 30, 1998 AND 1997

                                                                  1998          1997
                                                              ------------   ----------
Supplemental disclosure of cash flow information:
  Interest paid.............................................  $    623,723   $  478,177
                                                              ============   ==========
  Income taxes paid.........................................  $  1,220,587   $1,318,977
                                                              ============   ==========
  Noncash investing and financing activities:
     Acquisition of vehicles in exchange for notes
      payable...............................................  $  1,108,545   $1,208,056
                                                              ============   ==========
     Notes receivable from stockholder in exchange for
      common stock..........................................  $    600,000   $       --
                                                              ============   ==========
     Return of prior S Corporation earnings distribution....  $    509,350   $       --
                                                              ============   ==========

     Acquisitions of net assets of Ellis Tower and OmniAmerica Holdings in exchange for cash and common stock of the Company in the year ended June 30, 1998 and Paramount, Data Cell, and Coatings in exchange for cash and common stock of the Company in the year ended June 30, 1997. Fair value of assets acquired and liabilities assumed at the date of the acquisition were as follows:

                                                                  1998           1997
                                                              -------------   -----------
Contracts receivable........................................  $   1,175,989   $ 1,348,404
Costs and estimated earnings in excess of billings on
  uncompleted contracts.....................................             --      (169,674)
Components inventory........................................         86,212       204,888
Other current assets........................................        314,741            --
Property and equipment......................................     21,408,424       934,550
Goodwill....................................................     87,069,134     1,593,397
Investment in unconsolidated subsidiary.....................      7,670,081            --
Other assets................................................        482,365       100,066
Trade accounts payable......................................       (671,908)     (475,809)
Billings in excess of costs and estimated earnings on
  uncompleted contracts.....................................       (496,731)           --
Accrued expenses............................................       (906,924)       (6,883)
Notes and capital leases payable............................             --      (459,957)
Common stock issued.........................................   (114,297,619)   (2,988,719)
                                                              =============   ===========

          See accompanying notes to consolidated financial statements.

                       OMNIAMERICA, INC. AND SUBSIDIARIES
                  (FORMERLY SPECIALTY TELECONSTRUCTORS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997

(1) ORGANIZATION AND DESCRIPTION OF BUSINESS

     On September 14, 1998, Specialty Teleconstructors, Inc.("STI"), through a merger with a wholly-owned subsidiary of STI, changed its name from STI to OmniAmerica, Inc. ("OmniAmerica" or the "Company") and changed its state of incorporation from Nevada to Delaware.

     The Company is headquartered in Cedar Crest, New Mexico and was formed as a holding company to combine the operations of its principal operating subsidiaries, OmniAmerica Towers, Inc., OmniAmerica Development Corporation, OmniAmerica Holdings Corporation, South Atlantic Tower Corporation, Specialty Constructors, Inc., Specialty Constructors Coatings, Inc., Specialty Management, Inc., OmniTower, Ltd., Microwave Tower Service, Inc., Novak & Lackey Construction Company, Inc., and Specialty Combined Resources, Inc. The Company is a leading provider of wireless communications and broadcast tower services to the United States communications industry. The Company's tower services include owning, leasing, managing and developing multi-use telecommunications sites for radio and television broadcasting, paging, cellular, personal communications services and other wireless technologies; providing wireless infrastructure building and implementation services primarily for providers of wireless communication services in the United States; and manufacturing and selling wireless infrastructure components used in the construction and maintenance of wireless communication transmitting and receiving facilities. The Company's customers are located throughout the country.

     Effective March 31, 1997, a subsidiary of the Company merged with Novak & Lackey Construction Co., Inc. ("N&L") and on June 30, 1997, a subsidiary of the Company merged with Microwave Tower Service, Inc. ("MTS"). Both transactions were accounted for as pooling of interests business combinations. Accordingly, the Company's consolidated financial statements prior to these transactions have been restated to reflect the combined operations (see note 15) for all periods presented.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Principles of Consolidation

     The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Investment in a 33 1/3% owned affiliated company is accounted for on the equity basis of accounting and accordingly, the statement of earnings includes the Company's proportionate share of the affiliate's income since its date of acquisition during 1998.

  (b) Revenue Recognition

     Revenues from installation services are recognized on the percentage-of-completion method. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

     Costs and estimated earnings in excess of billings on uncompleted contracts represents revenues recognized in excess of amounts billed. Billings in excess of costs and estimated earnings on uncompleted contracts represents billings in excess of revenues recognized.

     Revenues from the sale of components are recognized upon shipment to the customer.

     Revenues from tower leasing are recognized ratably as earned over the respective tower lease terms.

                       OMNIAMERICA, INC. AND SUBSIDIARIES
                  (FORMERLY SPECIALTY TELECONSTRUCTORS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (c) Statements of Cash Flows

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

     As of June 30, 1997, the cost of the Company's available for sale securities approximates market value. Such securities were liquidated during 1998.

  (e) Components Inventory

     Components inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

  (f) Property and Equipment

     Property and equipment are stated at cost. Depreciation on property and equipment is provided on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.

  (g) Business and Credit Concentrations

     Customers comprising 10 percent or greater of the Company's revenues earned are summarized as follows:

                                                              1998   1997
                                                              ----   ----
Sprint......................................................   15%    --
Western Wireless............................................   --     20%
AT&T........................................................   --     12%

     The Company generally does not require collateral from its customers and has provided adequate provisions for possible credit losses for 1998 and 1997.

  (h) Distributions

     Distributions to the previous subchapter S Corporation stockholder in 1997 were made at the discretion of the Board of Directors for payment of income taxes. In 1998, the excess amount of this distribution over actual income taxes was returned to the Company.

                       OMNIAMERICA, INC. AND SUBSIDIARIES
                  (FORMERLY SPECIALTY TELECONSTRUCTORS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (i) Goodwill

     The excess of purchase price over the fair value of net assets acquired is amortized on a straight-line basis over the estimated benefit period of approximately 30 years.

  (j) Deferred Financing Costs

     Deferred financing costs incurred in connection with the Company's senior secured revolving credit facility and variable term note will be amortized over the term of the related debt on a straight-line basis.

  (k) Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of

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

  (l) Income Taxes

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

  (m) Advertising Costs

     Advertising costs, all of which are non-direct response advertising, are expensed as incurred. Advertising expense was approximately $153,000 and $133,000 during the years ended June 30, 1998 and 1997, respectively.

  (n) Stock Option Plan

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

                       OMNIAMERICA, INC. AND SUBSIDIARIES
                  (FORMERLY SPECIALTY TELECONSTRUCTORS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (o) Uses of Estimates

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

  (p) Earnings Per Share

     In 1998, the Company adopted SFAS No. 128, Earnings per Share. In accordance with this SFAS, basic earnings per common share is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding. Dilutive earnings per share is computed by dividing net income applicable to common stock by the total of the weighted average number of common shares outstanding and the additional dilutive effect of stock options and warrants during the period. The dilutive effect of outstanding stock options and warrants is computed using the average market price of the Company's common stock for the period. The earnings per share for 1997 has been restated to conform to this change.

     The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for net income and other related disclosures required by SFAS No. 128 at June 30:

                                                   INCOME          SHARES        PER SHARE
                                                 (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                 -----------    -------------    ---------
Year ended June 30, 1998:
  Basic earnings per share:
     Income available to common stockholders...  $  977,112       9,274,676        $.11
  Effect of dilutive shares:
     Options...................................          --         287,445
                                                 ----------      ----------
  Dilutive earnings per share:
     Income available to common stockholders
       plus assumed conversions................  $  977,112       9,562,121        $.10
                                                 ==========      ==========        ====
Year ended June 30, 1997:
  Basic earnings per share:
     Income available to common stockholders...  $5,687,742       7,110,282        $.80
  Effect of dilutive shares:
     Options and warrants......................          --         357,708
                                                 ----------      ----------
  Dilutive earnings per share:
     Income available to common stockholders
       plus assumed conversions................  $5,687,742       7,467,990        $.76
                                                 ==========      ==========        ====
  Proforma earnings per share after adjustment
     for income taxes of acquired entity
     previously filing as an S Corporation:
     Basic.....................................  $3,547,242       7,110,282        $.50
                                                 ==========      ==========        ====
     Diluted...................................  $3,547,242       7,467,990        $.47
                                                 ==========      ==========        ====

  (q) Financial Instruments

     SFAS No. 107, Disclosures About Fair Values of Financial Instruments, requires the fair value of financial instruments be disclosed. In addition to available for sale securities carried at fair value, the

                       OMNIAMERICA, INC. AND SUBSIDIARIES
                  (FORMERLY SPECIALTY TELECONSTRUCTORS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Company's financial instruments are contracts receivable, accounts payable, line of credit and notes payable. The carrying amounts of these items, because of their nature, approximate fair value.

  (r) New Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. Specifically, SFAS No. 130 requires that all items that meet the definition of components of comprehensive income be reported in a financial statement for the period in which they are recognized. However, SFAS No. 130 does not specify when to recognize or how to measure the items that make up comprehensive income. SFAS No. 130 is effective for financial statements issued for periods beginning after December 15, 1997.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Financial Reporting for Segments of Business Enterprise. SFAS No. 131 supercedes the "industry segment" concept of SFAS No. 14 with a "management approach' concept as the basis for identifying reportable segments. SFAS No. 131 is effective for financial statements issued for periods beginning after December 15, 1997.

  (s) Reclassifications

     Certain prior year amounts have been reclassified to conform to current year presentation.

(3) COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

                                                               1998           1997
                                                            -----------   ------------
Costs incurred on uncompleted contracts...................  $23,877,446   $ 16,682,266
Estimated earnings........................................   10,033,415      6,321,822
Less billings to date.....................................  (30,922,122)   (21,368,738)
                                                            -----------   ------------
                                                            $ 2,988,739   $  1,635,350
                                                            ===========   ============
Included in the accompanying balance sheets:
  Costs and estimated earnings in excess of billings on
     uncompleted contracts................................  $ 3,747,671   $  2,233,289
  Billings in excess of costs and estimated earnings on
     uncompleted contracts................................     (758,932)      (597,939)
                                                            -----------   ------------
                                                            $ 2,988,739   $  1,635,350
                                                            ===========   ============

                       OMNIAMERICA, INC. AND SUBSIDIARIES
                  (FORMERLY SPECIALTY TELECONSTRUCTORS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(4) PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at June 30:

                                                   ESTIMATED
                                                    USEFUL
                                                 LIVES (YEARS)      1998          1997
                                                 -------------   -----------   -----------
Tower assets...................................         30       $34,918,139   $        --
Land...........................................                    3,528,681       398,204
Buildings......................................      15-40         4,932,786     1,812,275
Vehicles.......................................        3-7         6,406,562     5,103,442
Furniture and fixtures.........................       3-10         1,794,439     1,468,646
Equipment......................................       3-10         4,556,502     2,774,246
Leasehold improvements.........................          5           156,053        58,827
                                                                 -----------   -----------
                                                                  56,293,162    11,615,640
Less accumulated depreciation                                     (5,446,055)   (3,185,734)
                                                                 -----------   -----------
                                                                 $50,847,107   $ 8,429,906
                                                                 ===========   ===========

(5) INVESTMENT IN UNCONSOLIDATED SUBSIDIARY (UNAUDITED)

     As a result of the Company's merger with OmniAmerica Holdings described in note 15 below, the Company holds a 33 1/3% interest in Kline Iron and Steel Co., Inc. ("Kline"), a company which fabricates structural and tower steel products, domestically and internationally, and is accounted for under the equity method. Summarized historical financial information of Kline as of and for the year ended June 30, 1998 and 1997 is as follows:

                                                                1998          1997
                                                             -----------   -----------
Current Assets.............................................  $29,595,156   $12,310,714
Total Assets...............................................   33,448,072    15,991,459
Stockholders' Equity.......................................    5,625,935     3,236,912
Revenues...................................................   65,345,299    47,371,599
Net Earnings...............................................    2,389,023       931,261

(6) LEASES

     The Company leases its main office building from an executive officer and leases office space for several regional offices and various equipment and vehicles from unrelated parties. These leases are operating leases that expire over the next four years. The main office building lease contains a renewal option for five years and requires the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases was approximately $490,000 and $365,000 for the years ending June 30, 1998 and 1997, respectively.

                       OMNIAMERICA, INC. AND SUBSIDIARIES
                  (FORMERLY SPECIALTY TELECONSTRUCTORS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Future minimum lease payments under non-cancelable operating leases at June 30, 1998 are:

                    YEAR ENDING JUNE 30
                    -------------------
1999........................................................  $  464,857
2000........................................................     247,931
2001........................................................     151,263
2002........................................................     103,482
2003........................................................     112,816
Thereafter..................................................   2,554,075
                                                              ----------
          Total minimum lease payments......................  $3,634,424
                                                              ==========

(7) TOWER LEASING REVENUE

     The Company receives rental revenue from its tenants for use of its towers. Certain leases with tenants include renewal options and/or escalation clauses. Future minimum tower leasing revenues under tower leases in effect at June 30, 1998 are as follows:

                    YEAR ENDING JUNE 30
                    -------------------
1999........................................................  $ 4,341,131
2000........................................................    3,731,309
2001........................................................    2,953,908
2002........................................................    2,356,235
2003........................................................    1,802,980
Thereafter..................................................    4,409,387
                                                              -----------
                                                              $19,594,950
                                                              ===========

                       OMNIAMERICA, INC. AND SUBSIDIARIES
                  (FORMERLY SPECIALTY TELECONSTRUCTORS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(8) NOTES AND CAPITAL LEASES PAYABLE

     Notes and capital leases payable consist of the following at June 30:

                                                                 1998          1997
                                                              -----------   ----------
Variable rate term note payable to Chase Manhattan Bank,
  interest at LIBOR plus 2% (7.675% at June 30, 1998)
  payable monthly, matures June 30, 2001; secured by
  substantially all assets of the Company...................  $30,000,000   $       --
Note payable in monthly installments of $2,267, including
  interest at U.S. Treasury Index plus 3.5% (9.125% at June
  30, 1998) with the balance due March 2005; secured by a
  building and guaranteed by a principal stockholder of the
  Company...................................................      776,410      784,436
7.3% capital lease payable in monthly installments of
  $26,341 with the balance due July 2001, secured by
  vehicles..................................................      697,937           --
8.5% note payable in monthly installments of $12,068,
  including interest, with the balance due July 1999;
  secured by vehicles.......................................      350,177      492,893
11% note payable in monthly installments of approximately
  $29,795, including interest, with the balance due at
  various dates in 2000; secured by vehicles................           --      835,968
Other.......................................................      281,631      472,582
                                                              -----------   ----------
          Total notes and capital leases payable............   32,106,155    2,585,879
Less current installments...................................      474,696      573,798
                                                              -----------   ----------
          Notes and capital leases payable, excluding
            current installments............................  $31,631,459   $2,012,081
                                                              ===========   ==========

     The aggregate maturities of notes and capital leases payable are as follows:

YEAR ENDING JUNE 30
-------------------
1999........................................................   $   474,696
2000........................................................       467,374
2001........................................................    30,343,948
2002........................................................        77,377
2003........................................................         9,100
Thereafter..................................................       733,660
                                                               -----------
                                                               $32,106,155
                                                               ===========

     The Company entered into a bank senior secured revolving credit facility of $45,000,000 with Chase Manhattan Bank on June 30, 1998. There were no draws from this credit facility as of June 30, 1998. The credit facility is to be secured by substantially all the Company's assets, and borrowings are limited to certain EBITDA ratios along with specific capitalization and interest ratios. Interest is based on Company directed Eurodollar or ABR variable rate of interest. The line of credit balance as of June 30, 1997 was repaid in 1998.

(9) WARRANTS

     In connection with its initial public offering in November 1994, the Company issued 1,000,000 shares of common stock and warrants to acquire 500,000 shares of common stock. Warrants issued with the Company's common stock were exercisable for $6.00 per share. Additionally, in connection with the public offering, the Company issued warrants to the underwriters to purchase 50,000 units, each consisting of two shares of

                       OMNIAMERICA, INC. AND SUBSIDIARIES
                  (FORMERLY SPECIALTY TELECONSTRUCTORS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

common stock and one warrant to acquire a share of common stock. The exercise price was 120 percent of the initial public offering price of $10.125 per unit, or $12.15 per unit. Pursuant to the warrant agreements, the Company was entitled to redeem all outstanding warrants, or repurchase those not redeemed at $.05 per share, upon the Company's common stock market closing price reaching specified levels. These levels were attained and, on February 20, 1997, the Company filed a registration statement which included a notice to the warrant holders of record that the Company intended to redeem all unexercised warrants on March 26, 1997 (the "Redemption Date"). All but 330 of the outstanding warrants, including all of the underwriter units, were exercised prior to the Redemption Date, resulting in the issuance of 649,670 shares of the Company's common stock. Proceeds to the Company, net of issuance costs of approximately $289,000, were $3,607,000. Following the Redemption Date, the Company redeemed the 330 then outstanding warrants at $.05 each.

(10) STOCK OPTION PLANS

     In November 1997, the Company's Board of Directors resolved and the shareholders approved an Incentive Stock Option Plan (the 1997 Plan) pursuant to which the Company may grant stock options to officers and key employees. The 1997 Plan may be terminated at any time by the Board of Directors, subject to shareholder approval. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options have 10-year terms and generally vest and become fully exercisable after 3 years from the date of grant.

     In May 1995, the Company's Board of Directors resolved and the shareholders approved an Incentive Stock Option Plan (the 1995 Plan) pursuant to which the Company may grant stock options to officers and key employees. The 1995 Plan may be terminated at any time by the Board of Directors, subject to shareholder approval. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options have 10-year terms and generally vest and become fully exercisable after 3 years from the date of grant.

     In May 1995, the Company's Board of Directors resolved and the shareholders approved an Outside Directors' Stock Option Plan (Directors Plan) pursuant to which the Company may grant stock options to non-employee directors of the Company. The Directors Plan will terminate in May 2004. The Directors Plan authorizes grants of options to purchase up to 50,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options have 10-year terms and vest and become fully exercisable after 3 years from the date of grant.

     On July 24, 1998, the Company's Board of Directors resolved and the shareholders approved an Incentive Stock Option Plan (the 1998 Plan) pursuant to which the Company may grant stock options to key employees. The effective date of the 1998 Plan was September 14, 1998 and shall terminate ten years later. A maximum of 675,000 shares were designated.

     At June 30, 1998, there were 15,000 additional shares available for grant under the 1997 Plan, 163 additional shares available for grant under the 1995 Plan and 2,000 additional shares available under the Directors Plan. The per share weighted-average fair value of stock options granted during 1998 and 1997 was $12.58 and $6.98 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1998 -- expected volatility of 63 percent, expected dividend yield 0 percent, risk-free interest rate of 5.22 percent, and an expected life of 3 years; 1997 -- expected volatility of 82 percent, expected dividend yield 0 percent, risk-free interest rate of 6.82 percent, and an expected life of 3 years.

     The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company

                       OMNIAMERICA, INC. AND SUBSIDIARIES
                  (FORMERLY SPECIALTY TELECONSTRUCTORS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                                  1998         1997
                                                                --------    ----------
Net income.....................................  As reported    $977,112    $5,687,742
                                                  Pro forma     $ 95,427    $4,212,742
Earnings per common share:
  Basic........................................  As reported    $    .11    $      .80
                                                  Pro forma     $    .01    $      .59
  Diluted......................................  As reported    $    .10    $      .76
                                                  Pro forma     $    .01    $      .56

     Pro forma net income reflects only options granted in 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to July 1, 1995 is not considered.

     Stock option activity for all plans during the periods indicated is as follows:

                                                             NUMBER OF   WEIGHTED-AVERAGE
                                                              SHARES      EXERCISE PRICE
                                                             ---------   ----------------
Balance at June 30, 1996...................................   323,645         $ 4.14
     Granted...............................................   337,500          12.96
     Exercised.............................................   (23,125)          3.71
     Forfeited.............................................    (4,175)          4.52
     Expired...............................................        --             --
                                                             --------
Balance at June 30, 1997...................................   633,845           8.85
     Granted...............................................   321,700          12.58
     Exercised.............................................  (239,836)          5.10
     Forfeited.............................................   (47,933)          6.98
     Expired...............................................        --             --
                                                             --------
Balance at June 30, 1998...................................   667,776         $12.13
                                                             ========

     The following tables summarize information about fixed stock options outstanding at June 30, 1998:

                                                                   OPTIONS OUTSTANDING
                                                           -----------------------------------
                                                           WEIGHTED-AVERAGE
                                               NUMBER         REMAINING       WEIGHTED-AVERAGE
         RANGE OF EXERCISE PRICES            OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE
         ------------------------            -----------   ----------------   ----------------
$3.0625 to $4.5625.........................     54,925           1.00              $ 4.13
$6 to $9...................................     48,000           1.38                7.13
$10 to $12.50..............................    295,851           2.50               12.07
$13.00 to $15.50...........................    269,000           1.77               14.72
                                               -------
                                               667,776                             $12.13
                                               =======

                       OMNIAMERICA, INC. AND SUBSIDIARIES
                  (FORMERLY SPECIALTY TELECONSTRUCTORS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                  OPTIONS EXERCISABLE
                                                            -------------------------------
                                                              NUMBER       WEIGHTED-AVERAGE
                RANGE OF EXERCISE PRICES                    OUTSTANDING     EXERCISE PRICE
                ------------------------                    -----------    ----------------
$3.0625 to $4.5625......................................       54,925           $ 4.13
$6 to $9................................................       39,000             6.69
$10 to $12.50...........................................      101,001            11.88
$13.00 to $15.50........................................      168,332            14.74
                                                              -------
                                                              363,258           $11.47
                                                              =======

     In 1998, approximately 23,500 options were exercised by employees and an outside director on the cashless method, which resulted in the Company recognizing a one-time non-cash compensation expense of $719,000.

(11) INCOME TAXES

     Income tax expense (benefit) consists of:

                                                    CURRENT      DEFERRED      TOTAL
                                                   ----------    ---------    --------
Year ended June 30, 1998:
  U.S. federal...................................  $  973,000    $(249,000)   $724,000
  State and local................................     143,000      (35,000)    108,000
                                                   ----------    ---------    --------
          Total..................................  $1,116,000    $(284,000)   $832,000
                                                   ==========    =========    ========
Year ended June 30, 1997:
  U.S. federal...................................  $  411,500    $(201,800)   $209,700
  State and local................................      98,700       35,100     133,800
                                                   ----------    ---------    --------
          Total..................................  $  510,200    $(166,700)   $343,500
                                                   ==========    =========    ========

     Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to earnings before income taxes as a result of the following factors:

                                                                1998        1997
                                                              --------   -----------
Computed "expected" tax.....................................  $615,000   $ 2,050,600
Reduction for income taxable to Subchapter S shareholder
  (MTS).....................................................        --    (1,895,900)
Deferred taxes established in connection with acquisition of
  prior Subchapter S Corporation (MTS)......................        --        90,000
Non-deductible goodwill expense.............................    58,100            --
Non-deductible compensation expense for cashless option
  exercises.................................................    38,900            --
Non-deductible meals and entertainment......................    32,300            --
State income taxes, net of federal tax benefit..............    90,400        63,100
Other.......................................................    (2,700)       35,700
                                                              --------   -----------
          Total.............................................  $832,000   $   343,500
                                                              ========   ===========

                       OMNIAMERICA, INC. AND SUBSIDIARIES
                  (FORMERLY SPECIALTY TELECONSTRUCTORS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1998 and 1997 are presented below:

                                                                1998        1997
                                                              ---------   ---------
Deferred Tax Liabilities:
  Adjustment for conversion from cash basis to accrual basis tax reporting..........................................  $(213,200)  $(385,700)
  Investment in unconsolidated subsidiary...................   (167,600)         --
  Amortization of goodwill and depreciation for financial
     reporting purposes in excess of tax amounts............   (270,300)     21,400
  Deferred taxes established in connection with acquisition
     of prior Subchapter S Corporation (MTS)................    (90,000)    (90,000)
  Other.....................................................         --     (20,300)
                                                              ---------   ---------
          Total deferred tax liability......................   (741,100)   (474,600)
                                                              ---------   ---------
Deferred Tax Assets:
  Allowance for doubtful accounts...........................    152,200          --
  Start up costs............................................    244,000          --
  Accrued expenses..........................................     65,300          --
  Net operating loss........................................    336,800          --
  Other.....................................................     29,522          --
  Less valuation allowance..................................   (300,100)         --
                                                              ---------   ---------
          Total deferred tax asset..........................    527,722          --
                                                              ---------   ---------
  Net deferred tax liability................................  $(213,378)  $(474,600)
                                                              =========   =========

     A subsidiary of the Company has a net operating loss of $893,000 as of its acquisition date. This net operating loss is subject to limitation by Internal Revenue Code Section 382 and the separate return limitation year rules. The net operating loss will begin to expire in the year 2012. A valuation allowance has been established against the net deferred tax asset resulting from the net operating loss due to the limitations imposed on the utilization of the loss. All of the valuation allowance for deferred tax assets will reduce goodwill when the tax benefit is recognized in the future.

(12) PRO FORMA INCOME TAXES

     For financial reporting purposes, a pro forma provision for income taxes has been reflected in the consolidated statements of earnings to present taxes on the results of operations of MTS for the year ended June 30, 1997 on the basis that is required upon their change in tax status from an S Corporation to a C Corporation. This amount, $2,140,500, is equal to the required Federal and state income tax provisions that would have been recorded if MTS had not elected S Corporation status and was subject to and liable for Federal and state income taxes as a C Corporation prior to its termination of S Corporation status. MTS terminated its S Corporation status upon merging with a wholly-owned subsidiary of the Company on June 30, 1997.

(13) PROFIT-SHARING PLANS

     In November 1996, the Company established a profit sharing plan pursuant to
Section 401(k) of the Internal Revenue Code, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the code. The plan provides for a matching contribution by the Company, which amounted to approximately $50,800 and $9,000 for the years ended June 30, 1998 and 1997, respectively.

                       OMNIAMERICA, INC. AND SUBSIDIARIES
                  (FORMERLY SPECIALTY TELECONSTRUCTORS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In 1989, MTS, a wholly owned subsidiary, established a discretionary profit sharing and money purchase pension plan. The plans cover all non-union employees who have met certain service requirements. Contributions to the profit sharing plan are discretionary and determined based on operating results of MTS. For the money purchase pension plan, MTS was required to contribute 8% of eligible compensation annually. Effective, October 31, 1997, the plans were terminated in accordance with the provisions of Employee Retirement Income Security Act of 1974, and all participants became immediately vested in their accounts. Contributions were approximately $-0- and $173,000 in 1998 and 1997, respectively.

(14) RELATED PARTY TRANSACTIONS

  (a) Leases

     The Company leases its main office building from Michael R. Budagher (a principal stockholder, an officer and director of the Company).

  (b) Budagher's Tower Co. ("BTC")

     The Company uses contract labor provided by BTC, a corporation which is wholly-owned by Michael R. Budagher's brother. The Company incurred $252,933 and $452,338 for contract labor services provided by BTC during the years ended June 30, 1998 and 1997, respectively.

  (c) Specialty Constructors Coatings, Inc.("SCC")

     The Company uses contract labor services provided by SCC. SCC is a corporation which was 50 percent owned by Michael R. Budagher until March 31, 1997, when Mr. Budagher sold his interest in SCC. On June 1, 1997, the Company acquired SCC (note 15). The Company incurred $606,304 for contract labor services provided by SCC during the year ended June 30, 1997.

  (d) Specialty Manufacturing, Inc.("SMI")

     Prior to August 1997, the Company purchased ground kits from SMI used in certain construction projects. SMI is owned 50 percent by Michael R. Budagher's spouse (a stockholder) and 50 percent by Michael R. Budagher's brother (a stockholder and employee of the Company). The Company purchases from SMI totaled $3,768 and $29,852 during the years ended June 30, 1998 and 1997, respectively. In August 1997, MTS acquired substantially all of the inventory and manufacturing equipment of SMI for $134,882 in cash and the right to receive a royalty of $2 for each ground kit sold by MTS through July 31, 2000. The Company paid royalties to SMI in the amount of $42,348 in 1998.

  (e) Change Corporation ("Change")

     The Company occasionally purchases computer equipment and software from Change, which is used for office purposes. Change is owned by Michael R. Budagher's sister. The Company incurred $36,575 in 1998 and $ -0- in 1997 for such purchases.

  (f) Note Receivable from Officer and Director

     A 7% recourse note receivable of $600,000 due December 29, 2002 is due from an officer and director of the Company. Such note was originated for the purchase of 50,000 shares of the Company's common stock, the source being from unissued shares of the Company. Such balance is classified in the stockholders' equity section of the balance sheet.

                       OMNIAMERICA, INC. AND SUBSIDIARIES
                  (FORMERLY SPECIALTY TELECONSTRUCTORS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (g) Notes Payable to Stockholder

     The Company had notes payable to stockholder for $80,000 and $2,000,000 as of June 30, 1998 and 1997, respectively. Such notes payable originated as a distribution to the previous subchapter S Corporation stockholder in 1997 for estimated payment of income taxes. $1,410,650 was paid to this stockholder during 1998, $509,350 of this balance was returned to the Company for the difference between the actual income tax liability and the original $2,000,000 distribution, and $80,000 remains for anticipated remaining liability for such income taxes. The remaining payable is secured by components inventory.

  (h) Principal Stockholder Advisory and Financial Services Commitment

     The Company has retained Hicks, Muse & Co. Partners ("HMCo") (owner of approximately 45% of the Company's outstanding common stock) in 1998 to perform certain advisory, oversight, monitoring, and financial services as requested by the Board of Directors for a period to be the lesser of April 23, 2008 or upon HMCo owning less than 33 1/3% of the outstanding common stock of the Company. Such annual fees shall be the greater of $180,000 or .2% of annual consolidated net sales of the Company for oversight and monitoring services and a 1 1/2% fee for all future acquisitions, sales, mergers, recapitalization, restructurings or other similar transactions for which HMCo provides services. During 1998, approximately $269,000 was paid to HMCo. Such services did not exist in 1997.

  (i) Kline Tower and Steel ("Kline")

     The Company purchases certain structural and tower steel products from Kline. The Company owns 33 1/3% of the outstanding equity of Kline (note 5). During the year ended June 30, 1998, approximately $2,569,000 of such products were purchased from Kline and approximately $100,000 in consulting fees were paid to Kline. The Company is obligated to pay Kline this $100,000 consulting fee each year for the next four fiscal years. Approximately $294,000 included in trade accounts payable was owed to Kline as of June 30, 1998. The Company did not hold an ownership interest in Kline during 1997.

(15) ACQUISITIONS

     On April 23, 1998, the Company issued 6,750,000 shares of restricted common stock of the Company at a price of $16.67 per share, determined by the average closing price on or about February 16, 1998, in connection with the merger of OmniAmerica Holdings ("OmniAmerica Holdings"). OmniAmerica Holdings owns assets consisting of real estate, equipment and other physical property used in the operation of the wireless communications and broadcast transmission tower leasing business. The source of the shares for the transaction were unissued shares of the Company. The transaction was accounted for as a purchase. Accordingly, the results of OmniAmerica Holdings have been included in those of the Company since the date of the merger. Goodwill of approximately $85,000,000 recorded in connection with the acquisition is being amortized over a period of thirty years. The Company is currently completing the allocation of its purchase price, including the valuation of identifiable intangible assets. The refinement of the purchase price allocation within the next year is not expected to have a material impact on the Company's financial position or results of operations.

     On October 7, 1997, a wholly-owned subsidiary of the Company purchased substantially all the assets of Ellis Tower Co., Inc. ("Ellis Tower"), in exchange for $449,405 in cash and 120,848 shares of the Company's common stock at a price of $14.87 determined by the closing price on or about October 7, 1997. Ellis Tower, located in Ft. Lauderdale, FL, provides wireless infrastructure building services. The source of the shares for the transaction were unissued shares of the Company. The transaction was accounted for as a purchase. Accordingly the results of Ellis Tower have been combined with those of the Company since the date of the

                       OMNIAMERICA, INC. AND SUBSIDIARIES
                  (FORMERLY SPECIALTY TELECONSTRUCTORS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

purchase. Goodwill of approximately $1,700,000 recorded in connection with the purchase is being amortized over a period of 15 years.

     On June 30, 1997, the Company issued 2,380,000 shares of restricted common stock of the Company at a price of $11.625 per share, determined by the closing price on or about June 8, 1997, pursuant to the merger of MTS with a wholly-owned subsidiary of the Company. The source of the shares for the transaction were unissued shares of the company. MTS, located in Salem, Oregon; Salt Lake City, Utah; Phoenix, Arizona; Denver, Colorado; and Sacramento, California, provides wireless infrastructure building services and manufacturing, distribution and sales of components for wireless infrastructure. The transaction was accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated to include the operations of MTS prior to the acquisition for all periods presented.

     On June 1, 1997, the Company issued 55,814 shares of restricted common stock of the Company at a price of $10.625 per share, determined by the closing price on or about June 1, 1997, in exchange for substantially all the assets and liabilities of Specialty Constructors Coatings, Inc. ("Coatings"). Coatings was originally 50 percent owned by Michael R. Budagher, but Mr. Budagher's interest was sold to the other shareholders on March 1, 1997. The source of the shares for the transaction were unissued shares of the Company. Coatings, located in Cedar Crest, New Mexico, provides wireless infrastructure building services, primarily on water tank facilities. The transaction was accounted for as a purchase. Accordingly, the results of Coatings operations have been combined with those of the Company since the date of acquisition. No goodwill was recorded in connection with the purchase.

     On May 28, 1997, the Company issued 186,047 shares of restricted common stock of the Company at a price of $9.30 per share, determined by the closing price on or about March 31, 1997, in exchange for substantially all the assets and liabilities of Paramount Communication Systems, Inc. ("Paramount"). The source of the shares for the transaction were unissued shares of the Company. Paramount, located in Somerdale, New Jersey, provides wireless infrastructure building services. The transaction was accounted for as a purchase. Accordingly, the results of Paramount's operations have been combined with those of the Company since the date of acquisition. Goodwill of approximately $1,300,000 recorded in connection with the purchase is being amortized over a period of fifteen years. In connection with the purchase, the Company entered into a note receivable with the principal stockholder of Paramount. The note, in the amount of $250,000, is due in three semi-annual installments beginning May 2000 and one final installment in November 2001. Interest, at 9 percent, is payable quarterly. Under the terms of the acquisition agreement, the Company is obligated to loan an additional $250,000 to the stockholder of Paramount. Such additional loan was not requested by the stockholder in 1998. The note is secured by 93,024 shares of the Company's common stock.

     On May 14, 1997, the Company issued 400,000 shares of restricted common stock of the Company at a price of $9.25 per share, determined by the closing price on or about March 31, 1997, pursuant to the merger of N&L with a wholly-owned subsidiary of the Company. The source of the shares for the transaction were unissued shares of the Company. N&L, located in Oklahoma City, OK and southern California, provides general contract services for wireless telecommunications companies, health care and other commercial customers. The transaction was accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated to include the operations of N&L prior to the acquisition for all periods presented.

     On October 31, 1996, the Company paid $160,000 and issued 93,400 shares of restricted common stock of the Company at a price of $7.125 per share, determined by the closing price on or about October 31, 1996, in exchange for substantially all the assets and liabilities of Data Cell Systems, Inc. ("Data Cell"). Data Cell provides wireless infrastructure building services. The source of the shares for the transaction were unissued shares of the Company. The transaction was accounted for as a purchase. Accordingly, the results of Data

                       OMNIAMERICA, INC. AND SUBSIDIARIES
                  (FORMERLY SPECIALTY TELECONSTRUCTORS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Cell's operations have been combined with those of the Company since the date of acquisition. Goodwill of approximately $380,000 recorded in connection with the purchase is being amortized over a period of five years. Additionally, pursuant to the purchase agreement, the Company may be required to pay additional consideration, not to exceed $200,000, based upon the Data Cell subsidiary achieving specified levels of pre-tax earnings during the three years immediately following the date of acquisition. Such levels were not attained in the years ended June 30, 1998 and 1997.

     Fiscal years 1998 and 1997 also include other acquisitions which are immaterial to the consolidated financial statements of the Company.

     Separate results of the combining entities, giving effect to the N&L and MTS poolings of interests for periods prior to such transactions are as follows for the years ending June 30:

                                                                 1997(1)
                                                               AS RESTATED
                                                               -----------
                                                               (UNAUDITED)
Revenues earned:
  OmniAmerica...............................................   $32,303,360
  Novak & Lackey............................................    10,303,550
  Microwave Tower Service...................................    23,019,890
                                                               -----------
                                                               $65,626,800
                                                               ===========
Net earnings (loss):
  OmniAmerica...............................................   $  (279,257)
  Novak & Lackey............................................       390,885
  Microwave Tower Service...................................     5,576,114
                                                               -----------
                                                               $ 5,687,742
                                                               ===========
Pro forma net earnings (loss) (see note 12)
  OmniAmerica...............................................   $  (279,257)
  Novak & Lackey............................................       390,885
  Microwave Tower Service...................................     3,435,614
                                                               -----------
                                                               $ 3,547,242
                                                               ===========

---------------

(1) The Company's results for the twelve months ended June 30, 1997 include the results of N&L for the period following the consummation of the merger.

     The following unaudited pro forma financial information presents the combined results of operations of the Company and OmniAmerica Holdings as if the acquisitions had occurred as of the beginning of 1998 and 1997, after giving effect to certain adjustments, including amortization of goodwill, additional depreciation expense and related income tax effects. The pro forma financial information does not necessarily reflect the

                       OMNIAMERICA, INC. AND SUBSIDIARIES
                  (FORMERLY SPECIALTY TELECONSTRUCTORS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

operations that would have occurred had the Company and the acquired entities constituted a single entity during such periods nor is it an indication of future performance:

                                                                 YEAR ENDED JUNE 30
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
Revenues earned.............................................  $67,437,136   $71,332,114
                                                              ===========   ===========
Net earnings................................................  $ 1,163,107   $ 6,424,651
                                                              ===========   ===========
Earnings per common share:
  Basic.....................................................  $       .08   $       .46
                                                              ===========   ===========
  Diluted...................................................  $       .08   $       .45
                                                              ===========   ===========
Pro forma net earnings(2)...................................                $ 4,284,151
                                                                            ===========
Pro forma earnings per common and common equivalent share(2)
  Basic.....................................................                $       .31
                                                                            ===========
  Diluted...................................................                $       .30
                                                                            ===========

---------------

(2) Pro forma net earnings and earnings per common and common equivalent share are based on pooled results of the Company, giving effect to pro forma income taxes for pooling with Subchapter S Corporation for the years ended June 30, 1998 and 1997.

     The effects of the Company's acquisition of Ellis Tower is not material to the combined results of operations of the Company for the year ended June 30, 1998 and 1997, respectively.

(16) SUBSEQUENT EVENTS

     On July 9, 1998, the Company paid $640,000 and issued 81,270 shares of restricted common stock of the Company at a price of $30.60 per share, determined by the closing price on or about July 9, 1998, in exchange for substantially all the assets and liabilities of Teleforce Communications. LLC ("Teleforce"). Teleforce provides site acquisition services for the wireless communications industry. The transaction is to be accounted for as a purchase.

     On April 10, 1998, the Company entered into an Asset Purchase and Sale Agreement with certain wholly-owned subsidiaries of Arch Communications Group, Inc. ("Arch") with respect to the acquisition by the Company of substantially all of the telecommunications sites owned by Arch. The Company is purchasing a portion of such sites at each of three separate closings. Pursuant to the first closing on June 26, 1998 (the "Arch First Closing"), the Company acquired a total of 52 towers on 46 sites, and the exclusive right to manage an additional 3 sites. The Company paid Arch approximately $13,139,000 for the sites acquired pursuant to the Arch First Closing. Pursuant to the second closing, which is scheduled to take place on September 29, 1998 (the "Arch Second Closing"), the Company will acquire approximately 62 towers on 59 sites, and the exclusive right to manage an additional 7 sites. The purchase price for the sites acquired pursuant to the Arch Second Closing is estimated to be approximately $20,000,000. A third and final closing is expected to take place during the last calendar quarter of 1998.

(17) CONTINGENCIES

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

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                               DESCRIPTION OF EXHIBIT
        -------                               ----------------------
          2.1              -- Amended and Restated Agreement and Plan of Merger, dated
                              April 22, 1998, among Specialty Teleconstructors, Inc.,
                              OAI Acquisition Corp., OmniAmerica Holdings Corporation,
                              OmniAmerica, Inc., Omni/HSW Acquisition, Inc. and
                              HMTF/OmniPartners, L.P.(1)
          2.2              -- Agreement and Plan of Merger, dated July 24, 1998, by and between Specialty Teleconstructors, Inc. and OmniAmerica,
                              Inc.(2)
          3.1              -- Certificate of Incorporation of the Registrant(2)
          3.2              -- By-laws of the Registrant(2)
          4.1              -- Post-Merger Stockholders Agreement, dated April 23, 1998, among Specialty Teleconstructors, Inc. and the
                              stockholders of Speciality Teleconstructors, Inc. party
                              thereto(1)
         10.1              -- 1998 Stock Option Plan of Specialty Teleconstructors,
                              Inc.(2)
         10.2              -- Executive Employment Agreement, dated December 6, 1997, by and between Specialty Teleconstructors, Inc. and
                              Jeffrey A. Howard(3)
         10.3              -- Employment Agreement, dated February 16, 1998, effective as of the effective time of the April Merger, between
                              Specialty Teleconstructors, Inc. and Michael R.
                              Budagher(1)
         10.4              -- Executive Employment Agreement, dated February 16, 1998, effective as of the effective time of the April Merger,
                              between Specialty Teleconstructors, Inc. and Carl E.
                              Hirsch(1)
         10.5              -- First Amendment to Employment Agreement, dated April 22,
                              1998, effective as of the effective time of the April
                              Merger, between Specialty Teleconstructors, Inc. and
                              Jeffrey A. Howard(1)
         10.6              -- Executive Employment Agreement, dated February 16, 1998, effective as of the effective time of the April Merger,
                              between Specialty Teleconstructors, Inc. and Anthony S.
                              Ocepek(1)
         10.7              -- Credit Agreement, dated as of June 30, 1998, among
                              Specialty Teleconstructors, Inc., the lenders party
                              thereto, Bankers Trust Company, Bank Boston, N.A. and The
                              Chase Manhattan Bank*
         10.8              -- Guarantee and Collateral Agreement, dated as of June 30,
                              1998, made by Specialty Teleconstructors, Inc. and
                              certain of its subsidiaries, in favor of The Chase
                              Manhattan Bank*
         10.9              -- Monitoring and Oversight Agreement, dated April 23, 1998, among Specialty Teleconstructors, Inc., a Nevada
                              corporation, OmniAmerica Holdings Corporation, a Delaware
                              corporation, OmniAmerica, Inc., a Delaware corporation,
                              Novak & Lackey Construction Co., Inc., an Oklahoma
                              corporation, Specialty Management, Inc., a Nevada
                              corporation, Microwave Tower Services, Inc., an Oregon
                              corporation, Specialty Constructors, Inc., a New Mexico
                              corporation, Specialty Constructors Coatings, Inc., a
                              Nevada corporation, Specialty Capital Services, Inc., a
                              Nevada corporation, Specialty Combined Resources, Inc., a
                              Texas corporation, Specialty Fortress, Inc., a Nevada
                              corporation, Specialty Training Centers, Inc., a Nevada
                              corporation, South Atlantic Tower Corporation, a Delaware
                              corporation, OmniTower, Ltd., a Florida limited
                              partnership, and Hicks, Muse & Co. Partners, L.P., a
                              Texas limited partnership*

        EXHIBIT
         NUMBER                               DESCRIPTION OF EXHIBIT
        -------                               ----------------------
         10.10             -- Financial Advisory Agreement, dated April 23, 1998, among
                              Specialty Teleconstructors, Inc., a Nevada corporation,
                              OmniAmerica Holdings Corporation, a Delaware corporation,
                              OmniAmerica, Inc., a Delaware corporation, Novak & Lackey
                              Construction Co., Inc., an Oklahoma corporation,
                              Specialty Management, Inc., a Nevada corporation,
                              Microwave Tower Services, Inc., an Oregon corporation,
                              Specialty Constructors, Inc., a New Mexico corporation,
                              Specialty Constructors Coatings, Inc., a Nevada
                              corporation, Specialty Capital Services, Inc., a Nevada
                              corporation, Specialty Combined Resources, Inc., a Texas
                              corporation, Specialty Fortress, Inc., a Nevada
                              corporation, Specialty Training Centers, Inc., a Nevada
                              corporation, South Atlantic Tower Corporation, a Delaware
                              corporation, OmniTower, Ltd., a Florida limited
                              partnership, and Hicks, Muse & Co. Partners, L.P., a
                              Texas limited partnership*
         10.11             -- Asset Purchase Agreement, dated June 1, 1998, among
                              Specialty Capital Services, Inc. (n/k/a OmniAmerica
                              Development Corp.), Specialty Teleconstructors, Inc.,
                              Teleforce, LLC, and Richard H. Statler and Terry A.
                              Klein*
         10.12             -- Asset Purchase and Sale Agreement, dated April 10, 1998, between certain subsidiaries of Arch Communications
                              Group, Inc. and OmniAmerica, Inc.*
         10.13             -- Amendment to Asset Purchase and Sale Agreement, dated
                              June 26, 1998, between certain subsidiaries of Arch
                              Communications Group, Inc. and OmniAmerica, Inc.*
         10.14             -- Second Amendment to Asset Purchase and Sale Agreement,
                              dated August 12, 1998, between certain subsidiaries of
                              Arch Communications Group, Inc. and OmniAmerica, Inc.*
         10.15             -- Third Amendment to Asset Purchase and Sale Agreement,
                              dated as of September 29, 1998, between certain
                              subsidiaries of Arch Communications Group, Inc. and
                              OmniAmerica, Inc.*
         10.16             -- Employment Agreement dated as of June 30, 1997, by and
                              between Microwave Tower Services, Inc. and Ernie L.
                              Carpenter(4)
         21.1              -- Subsidiaries of the Registrant*
         23.1              -- Consent of Ernst & Young LLP*
         23.2              -- Consent of KPMG Peat Marwick LLP*
         27.1              -- Financial Data Schedule*

---------------

 *  Filed herewith.

(1) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 7, 1998.

(2) Incorporated by reference to the Registrant's Schedule 14C filed on August 24, 1998.

(3) Incorporated by reference to the Registrant's Form 10-QSB filed on February 20, 1998.

(4) Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended June 30, 1997.