Form 10-Q
period 1998-09-30
OMNIAMERICA INC
filed 1998-11-16
CIK 925269

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ____________ to _______________

                         COMMISSION FILE NUMBER 1-13272

                                OmniAmerica, Inc.
                   (formerly Specialty Teleconstructors, Inc.)
             (Exact name of registrant as specified in its charter)

                Delaware                                         85-0421409
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                         Identification No.)

        12001 STATE HWY 14 NORTH                                   87008
        CEDAR CREST, NEW MEXICO                                  (Zip Code)
(Address of principal executive offices)

                                 (505) 281-2197
                           (Issuer's telephone number,
                              including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,106,360 shares of stock on November 11, 1998.

                       OmniAmerica, Inc. and Subsidiaries
                   (formerly Specialty Teleconstructors, Inc.)
            Quarterly Report for the Quarter ended September 30, 1998

                                      INDEX




                                                                                                              Page
                                                                                                              ----

Part I - Financial Information

   Item 1.  Financial Statements

      Consolidated Balance Sheets as of September 30, 1998 (Unaudited)
         and June 30, 1998................................................................................      3

      Consolidated Statements of Earnings for the three-months
         ended September 30, 1998 and 1997 (Unaudited)....................................................      4

      Consolidated Statements of Cash Flows for the three-months
         ended September 30, 1998 and 1997 (Unaudited)....................................................      5

      Notes to Unaudited Consolidated Financial Statements as of
         September 30, 1998................................................................................     6

   Item 2.  Management's  Discussion and Analysis of Financial Condition
         and Results of Operation..........................................................................     9

   Item 3.  Quantitative and Qualitative Disclosure About Market Risk......................................     12

Part II - Other Information

   Item 1.  Legal Proceedings..............................................................................     13

   Item 2.  Changes in Securities..........................................................................     13

   Item 3.  Defaults upon Senior Securities................................................................     13

   Item 4.  Submission of Matters to a Vote of Security Holders............................................     13

   Item 5.  Other Information..............................................................................     13

   Item 6.  Exhibits and Reports on Form 8-K...............................................................     13

Signatures.................................................................................................     14


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       OMNIAMERICA, INC. AND SUBSIDIARIES
                   (FORMERLY SPECIALTY TELECONSTRUCTORS, INC.)
                           CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                                                                (UNAUDITED)
                                                                               September 30,       June 30,
                                                                                   1998              1998
                                                                              --------------    --------------
Current assets:
 Cash and cash equivalents ................................................   $      786,073    $    4,349,324
 Contracts receivable, net of allowance for doubtful accounts
  of $390,230 for both September 30,1998 and June 30, 1998 ................       22,611,877        17,349,853
 Costs and estimated earnings in excess of billings on
  uncompleted contracts ...................................................        5,800,903         3,747,671
 Components inventory .....................................................        3,572,624         3,430,868
 Prepaid income taxes .....................................................             --             287,849
 Other current assets .....................................................        1,214,547           891,148
                                                                              --------------    --------------
         Total current assets .............................................       33,986,024        30,056,713


Property and equipment, net ...............................................       80,524,265        50,847,107
Goodwill, net of amortization of $1,927,686 at September 30, 1998
 and $808,250 at June 30, 1998 ............................................       92,333,055        87,993,151
Investment in unconsolidated subsidiary ...................................        8,047,011         7,889,650
Other assets, net .........................................................        2,333,323         2,536,804
                                                                              --------------    --------------

                                                                              $  217,223,678    $  179,323,425
                                                                              ==============    ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Trade accounts payable ...................................................   $   12,555,104    $    8,802,734
 Notes payable to stockholder .............................................             --              80,000
 Billings in excess of costs and estimated earnings
  on uncompleted contracts ................................................          362,408           758,932
 Accrued expenses .........................................................        2,331,180         2,171,429
 Current installments of notes and capital leases payable .................          600,696           474,696
                                                                              --------------    --------------
         Total current liabilities ........................................       15,849,388        12,287,791

Deferred income taxes .....................................................          214,666           213,378
Notes and capital leases payable, excluding current installments ..........       62,912,825        31,631,459
                                                                              --------------    --------------
         Total liabilities ................................................       78,976,879        44,132,628

Stockholders' Equity:
 Common stock, $.01 par value. Authorized 100,000,000 shares; issued
  15,206,299 at September 30, 1998 and 15,070,294 at June 30, 1998 ........          152,063           150,703
 Additional paid-in capital ...............................................      131,931,279       129,131,297
 Treasury stock, at cost, 100,000 shares ..................................       (1,387,500)       (1,387,500)
 Notes receivable from officer and director ...............................         (600,000)         (600,000)
 Retained earnings ........................................................        8,150,957         7,896,297
                                                                              --------------    --------------
         Total stockholders' equity .......................................      138,246,799       135,190,797
                                                                              --------------    --------------
 Commitments and contingencies
                                                                              $  217,223,678    $  179,323,425
                                                                              ==============    ==============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       OMNIAMERICA, INC. AND SUBSIDIARIES
                   (FORMERLY SPECIALTY TELECONSTRUCTORS, INC.)
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)



                                                                                 For the three months ended
                                                                                       September 30,
                                                                                   1998             1997
                                                                              --------------    --------------
Revenues earned:

 Installation services ....................................................   $   18,561,266    $   11,466,225
 Component sales ..........................................................        3,747,498         1,333,731
 Tower leasing ............................................................        2,128,787              --
                                                                              --------------    --------------
         Total revenues earned ............................................       24,437,551        12,799,956
                                                                              --------------    --------------

Cost of revenues earned:
 Cost of installation services ............................................       15,492,601         9,309,024
 Cost of component sales ..................................................        3,075,112           973,679
 Cost of tower leasing ....................................................        1,463,707              --
                                                                              --------------    --------------
         Total cost of revenues earned ....................................       20,031,420        10,282,703
                                                                              --------------    --------------

         Gross profit on revenues earned ..................................        4,406,131         2,517,253

Selling, general and administrative expenses ..............................        3,397,483         1,210,376
                                                                              --------------    --------------

 Earnings from operations .................................................        1,008,648         1,306,877

Other income (expenses):
 Interest income ..........................................................           11,560            17,344
 Interest expense .........................................................         (626,123)          (78,695)
 Equity in earnings of unconsolidated subsidiary ..........................          157,361              --
 Other, net ...............................................................           13,214            51,471
                                                                              --------------    --------------
                                                                                    (443,988)           (9,880)
                                                                              --------------    --------------

 Earnings before income taxes .............................................          564,660         1,296,997

Income taxes ..............................................................          310,000           508,900
                                                                              --------------    --------------

 Net earnings .............................................................   $      254,660    $      788,097
                                                                              ==============    ==============


Shares of common stock used in computing earnings per share:
  Basic ...................................................................       15,065,328         7,891,486
  Diluted .................................................................       15,362,774         8,164,386
Net earnings per common shares:
  Basic ...................................................................   $         0.02    $         0.10
                                                                              --------------    --------------
  Diluted .................................................................   $         0.02    $         0.10
                                                                              ==============    ==============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       OMNIAMERICA, INC. AND SUBSIDIARIES
                   (FORMERLY SPECIALTY TELECONSTRUCTORS, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    For the three months ended
                                                                                           September 30,
                                                                                      1998               1997
                                                                                 --------------     --------------
Cash flows from operating activities:
  Net earnings ..............................................................    $      254,660     $      788,097
  Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
  Depreciation of property and equipment ....................................           837,933            415,864
  Amortization ..............................................................         1,119,436             48,923
  Equity in earnings of unconsolidated subsidiary ...........................          (157,361)              --
  Changes in operating assets and liabilities, net of acquisitions:
    Contracts receivable ....................................................        (4,887,024)         2,806,729
    Costs and estimated earnings in excess of billings on
      uncompleted contracts .................................................        (2,053,232)        (1,719,735)
    Components inventory ....................................................          (141,756)          (172,564)
    Prepaid income taxes ....................................................           287,849            193,109
    Other assets ............................................................          (119,918)          (140,108)
    Trade accounts payable ..................................................         3,752,370           (203,840)
    Billings in excess of costs and estimated earnings on
      uncompleted contracts .................................................          (396,524)           (60,786)
    Accrued expenses ........................................................           159,751            (86,926)
    Current income taxes ....................................................              --              305,076
    Deferred income taxes ...................................................             1,288            (50,786)
                                                                                 --------------     --------------
      Net cash (used in) provided by operating activities ...................        (1,342,528)         2,123,053
                                                                                 --------------     --------------

Cash flows from investing activities:
  Purchases of property and equipment .......................................       (32,120,235)          (153,995)
  Proceeds from sale of available for sale securities .......................              --               67,057
  Cash expended in acquisition of Teleforce Communications, LLC., ...........          (640,000)              --
                                                                                 --------------     --------------
                                                                                                    --------------
      Net cash used in investing activities .................................       (32,760,235)           (86,938)
                                                                                 --------------     --------------

Cash flows from financing activities:
  Lines of credit, net ......................................................              --           (1,957,752)
  Principal payments on note payable to stockholder .........................           (80,000)          (406,000)
  Borrowings from notes payable .............................................        30,496,087               --
  Proceeds from sale of common stock, net ...................................           314,480             89,679
  Principal payments on notes payable to banks ..............................          (191,055)          (279,307)
                                                                                 --------------     --------------
      Net cash provided by (used in) financing activities ...................        30,539,512         (2,553,380)
                                                                                 --------------     --------------

      Net decrease in cash and cash equivalents .............................        (3,563,251)          (517,265)

Cash and cash equivalents:
  Beginning of period .......................................................         4,349,324            989,720
                                                                                 --------------     --------------
  End of period .............................................................    $      786,073     $      472,455
                                                                                 ==============     ==============

Supplemental disclosure of cash flow information:
  Teleforce Communications, LLC. acquisition in July 1998

            Contracts receivable ............................................    $      375,000
            Goodwill ........................................................         2,751,862
                                                                                 --------------
                                                                                 $    3,126,862
                                                                                 ==============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       OmniAmerica, Inc. and Subsidiaries
                   (formerly Specialty Teleconstructors, Inc.)
              Notes to Unaudited Consolidated Financial Statements

                               September 30, 1998

(1) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures normally required by generally accepted accounting principles for complete financial statements or those normally reflected in the Company's Annual Report on Form 10-KSB. The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of results for interim periods. Results of interim periods are not necessarily indicative of the results to be expected for a full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended June 30, 1998 and the notes thereto included in the Company's Form 10-KSB.

On September 14, 1998, Specialty Teleconstructors, Inc. ("STI"), through a merger with a wholly-owned subsidiary of STI, changed its name from STI to OmniAmerica, Inc ("OmniAmerica" or the "Company"), changed its state of incorporation from Nevada to Delaware, and changed its Nasdaq ticker symbol from SCTR to XMIT.

New Accounting Standards

Effective July 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Financial Reporting for Segments of Business Enterprise. Under the provisions of SFAS No. 130, there are currently no items other than net income which would be classified as part of comprehensive income. Under the provisions of SFAS No. 131, there are no requirements for interim financial statements in the initial year of application.

Principles of Consolidation

Investment in a 33 1/3% owned affiliated company is accounted for on the equity basis of accounting and accordingly, the statement of earnings includes the Company's proportionate share of the affiliate's income since its date of acquisition during fiscal year 1998.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

(2) PROPERTY AND EQUIPMENT

Property and equipment consists of the following:


                                                  Estimated
                                                    useful        September 30,      June 30,
                                                 lives (years)        1998             1998
                                                 ------------     ------------     ------------

          Tower assets ......................         30          $ 63,536,131     $ 34,918,139
          Land ..............................         --             3,528,681        3,528,681
          Buildings .........................       15-40            5,104,439        4,932,786
          Vehicles ..........................        3-7             7,225,203        6,406,562
          Furniture and fixtures ............        3-10            2,331,084        1,794,439
          Equipment .........................        3-10            4,741,286        4,556,502
          Leasehold improvements ............         5                180,324          156,053
                                                                  ------------     ------------
                                                                    86,647,148       56,293,162
          Less accumulated depreciation .....                       (6,122,883)      (5,446,055)
                                                                  ------------     ------------
                                                                  $ 80,524,265     $ 50,847,107
                                                                  ============     ============

                       OmniAmerica, Inc. and Subsidiaries
                   (formerly Specialty Teleconstructors, Inc.)
              Notes to Unaudited Consolidated Financial Statements

                               September 30, 1998



(3) ACQUISITIONS

During the first three months of fiscal year 1999, the Company consummated the following transactions (see the Form 10-KSB for additional information on these transactions) which were accounted for by the purchase method of accounting, and accordingly, the operating results of the acquired entities have been included in the consolidated operating results since the date of acquisition.

On July 9, 1998, the Company paid $640,000 and issued 81,270 shares of restricted common stock of the Company at a price of $30.60 per share, determined by the closing price on or about July 9, 1998, in exchange for substantially all of the assets and liabilities of Teleforce Communications, LLC ("Teleforce"). Teleforce provides site acquisition services for the wireless communications industry.

On August 26, 1998, the Company acquired three towers for approximately $2,400,000.

On September 29, 1998, pursuant to an asset purchase and sale agreement with certain wholly-owned subsidiaries of Arch Communications Group, the Company acquired 70 towers on 68 sites for approximately $20,400,000 financed primarily with proceeds from the Chase Manhattan senior secured revolving credit facility (see Form 10-KSB for additional information on this credit facility).

The results of operations for the periods presented would not have been materially different had these transactions taken place at the beginning of the periods.


(4) INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

As a result of the Company's April 1998 merger with OmniAmerica Holdings described in Form 10-KSB, the Company holds a 33 1/3% interest in Kline Iron and Steel Co., Inc. ("Kline"), a company which fabricates structural and tower steel products, domestically and internationally, and is accounted for under the equity method. Summarized historical financial information of Kline for the three-month period ended September 30, 1998 is as follows:


        Revenues                        $       21,890,000
        Gross margin                             3,349,000
        Net income                                 472,000


(5) CONTINGENCIES

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

                       OmniAmerica, Inc. and Subsidiaries
                   (formerly Specialty Teleconstructors, Inc.)
              Notes to Unaudited Consolidated Financial Statements

                               September 30, 1998



(6) EARNINGS PER SHARE

The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and other related disclosures required by Statement of Financial Accounting Standards No. 128, Earnings Per Share.


                                                                                      Income          Shares          Per-share
                                                                                    (Numerator)    (Denominator)       Amount
                                                                                    -----------    -------------    ------------
For the three months ended September 30, 1998: Basic earnings per share:
    Income available to common stockholders ....................................    $    254,660      15,065,328    $       0.02
  Effect of dilutive shares:
    Options ....................................................................            --           297,446
                                                                                    ------------    ------------
  Dilutive earnings per shares:
     Income available to common stockholders plus
       assumed conversions .....................................................    $    254,660      15,362,774    $       0.02
                                                                                    ============    ============    ============

For the three months ended September 30, 1997: Basic earnings per share:
    Income available to common stockholders ....................................    $    788,097       7,891,486    $       0.10
  Effect of dilutive shares:
    Options ....................................................................            --           272,900
                                                                                    ------------    ------------
  Dilutive earnings per shares:
     Income available to common stockholders plus
       assumed conversions .....................................................    $    788,097       8,164,386    $       0.10
                                                                                    ============    ============    ============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

Statements contained herein that are not historical facts are forward-looking statements ("forward-looking statements") within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created by those sections. In addition, such forward-looking statements may be contained in filings made by the Company with the Securities and Exchange Commission, or press releases or oral statements made from time to time by or with the approval of an authorized executive officer of the Company. Such forward-looking statements are necessarily estimates reflecting the best judgment of the Company's management based upon current information and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, those set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 under the caption "ITEM 6, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Cautionary Statements" and elsewhere therein and appearing from time to time in filings made by the Company with the Securities and Exchange Commission. These risks, uncertainties and other factors should not be construed as exhaustive and the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

PLAN OF OPERATIONS

Historically, the Company principally has been engaged in building sites for wireless carriers, who have traditionally owned and operated their own transmission tower assets. While the Company continues to provide infrastructure building and implementation services to wireless carriers, since the April Merger (as defined in the June 30, 1998 Form 10-KSB), the Company's focus has been directed increasingly toward developing sources of recurring revenues, specifically building towers for its own account (build-to-suit), acquiring towers from carriers and other owners, maximizing lease revenues from existing towers, and entering into long-term maintenance contracts with other tower owners. The Company's focus on sources of recurring revenues is intended, in part, to capitalize on recent trends by several carriers who have begun to evaluate opportunities to outsource the ownership and operation of their wireless infrastructure either by selling their existing tower sites to independent third party tower owners and operators, who would then lease tower space back to the carriers, and/or entering into build-to-suit arrangements, whereby an independent third party builds, owns and leases tower sites to the wireless carriers, often with multiple tenants on any given site. The Company believes that its historical competency of tower construction coupled with the ownership and leasing operations acquired in the April Merger makes the Company one of the leading candidates for carrier outsourcing.

The Company believes owning towers and leasing tower space to the wireless carriers will provide more stable long-term recurring revenues. In addition to the Company's plan to pursue opportunities to acquire existing sites and towers from carriers seeking to outsource their wireless infrastructure, the Company believes that, at the present time, utilizing its infrastructure building and implementation resources to construct towers for its own account is a more cost-effective method of expanding its portfolio of owned towers. Late in the second fiscal quarter of 1998, the Company began focusing on opportunities to provide build-to-suit services to wireless carriers as part of its efforts to develop sources of recurring revenues. The Company's build-to-suit program offers a turnkey solution to wireless carriers and is designed to reduce carriers' capital expenditures and overhead associated with the traditional methods of acquiring and owning their wireless networks. As of September 30, 1998, approximately 448 sites were under written or oral commitments from five wireless carriers. In addition to the sites subject to build-to-suit commitments, as of September 30, 1998, the Company was conducting site acquisition or construction related activities with respect to approximately 175 towers and/or rooftop transmission facilities for its own account. There can be no assurance that the Company will successfully enter into additional significant build-to-suit agreements with any wireless carrier or group of carriers or that it will be able to reach definitive agreements with the owners of sites not currently under written contract or develop the sites in a cost-effective manner, that implementation of its existing build-to-suit agreements will result in the Company's ownership of all of the towers originally contemplated by those agreements or that the Company will complete the development of any of the towers or rooftop transmission facilities currently being developed for its own account. As the Company focuses its resources increasingly on tower ownership, revenues from third parties generated by its infrastructure building and implementation services operations are likely to decline. Management believes that the decline in revenues from its infrastructure building and implementation services operations will be offset over time by the recurring revenue stream expected from tower ownership, including revenues from owned towers acquired in the April Merger, revenues from future tower acquisitions by the Company, revenues from towers the Company is currently developing and building for its own account and revenues from the towers the Company will develop and build for its own account in the future.

RESULTS OF OPERATIONS

Revenues. The Company's revenues for the three-month period ended September 30, 1998 increased approximately 91% to $24,437,551 from $12,799,956 for the same three-month period in the prior year. Management believes the increase in revenues was due primarily to an increased rollout of wireless infrastructure building and implementation activity that began in the fourth quarter of the last fiscal year end and continued into this quarter, a commensurate increase in component sales and income in the amount of $2,128,787 derived from tower leasing operations acquired in the April Merger that did not exist in the previous fiscal quarter.

Gross Profit. Gross profit for the three-month period ended September 30, 1998 increased approximately 75% to $4,406,131 from $2,517,253 for the same three-month period in the prior year. Gross profit as a percentage of revenues decreased to 18% for the first three months of fiscal 1999 from 20% for the same three months of fiscal 1998. Management believes the increase in gross profit was primarily due to the increase in revenues generated for the period, as noted above. Management believes the decrease in gross profit as a percentage of revenue is due primarily to the increase in expenses related to the build-to-suit programs begun in the fourth quarter of the previous fiscal year. As part of the Company's on-going strategy, significant resources have been devoted to build-to-suit programs in the first quarter of fiscal 1999, thus reducing the extent of installation services provided to third parties. This resulted in lower gross profit as a percentage of revenue.

Selling, General and Administrative ("SG&A") Expenses. SG&A expenses were $3,397,483 (14% of revenues) for the first three months of fiscal year 1999 as compared to $1,210,376 (9% of revenues) for the same period last year. This increase was primarily due to the increased administrative requirements of the Company for the build-to-suit program and tower leasing, both of which did not exist in the previous quarter of fiscal 1998, along with an increase in goodwill amortization as a result of the April Merger.

Interest Expense. Due to increases in debt related to the acquisition of towers and sites primarily from Arch Communications Group, Inc. in the aggregate amount of approximately $33.5 million and the financing of the build-to-suit program, interest expense increased to $626,123 for the three-month period ended September 30, 1998 from $78,695 for the same three-month period in the prior year.

Equity in Earnings of Unconsolidated Subsidiary. As a result of the April Merger, the Company holds a 33 1/3% interest in Kline Iron & Steel Co., Inc., a diversified steel fabricator that also fabricates broadcasting towers. For the three months ended September 30, 1998, the Company recognized $157,361 in earnings from this unconsolidated subsidiary. For the three months ended September 30, 1997, no amounts were recognized as the Company did not hold the equity investment during that period.

Income Tax Provision. The Company's effective tax rate was 39% for the first quarter of the previous year versus 55% for the current quarter in fiscal 1999, an increase of 16%. This increase is primarily the result of non-deductible amortization expense for goodwill recognized as a result of the April Merger.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal requirements for cash are to finance tower acquisition-related activities, capital expenditures, working capital and debt service. The Company's present focus is on developing additional recurring revenue through leasing revenues from towers built for its own account and acquired towers from carriers and other owners, as well as maximizing lease revenues from existing towers, and entering into long-term maintenance contracts with other tower owners. The Company has relied primarily on available bank borrowings to finance this initiative.

For the three months ended September 30, 1998, cash flows used by operating activities were $1,342,528, as compared to $2,123,053 in cash provided by operating activities for the same period in the prior year. This difference is primarily attributable to the change in the level of contracts receivable associated with installation services and to working capital investments related to the Company's build-to-suit program partially offset by increases in accounts payable.

Cash flows used for investing activities were $32,760,235 for the first three months of fiscal 1999 as compared to $86,938 for the same period in fiscal 1998. The increase in fiscal 1999 is primarily due to the Company's tower acquisition activity and build-to-suit program.

For the first quarter, cash flows provided by financing activities were $30,539,512 in fiscal 1999 as compared to cash flows used in financing activities of $2,553,380 in 1998. This change is primarily attributable to the impact of borrowings under the Chase Manhattan credit facilities for fiscal 1999 as compared to reduction in debt in fiscal 1998. During the three months ended September 30, 1998, the Company has used available bank financing from Chase Manhattan in the amount of $30,496,087, since June 30, 1998. The increase is directly attributed to the purchase of existing towers and sites primarily from Arch Communications Group, Inc. and the Company's build-to-suit program. Total availability under the existing credit facilities was approximately $14,500,000 at September 30, 1998.

A substantial portion of the Company's cash flow from operations will be required for debt service, which will increase significantly due to the increase in debt in the first quarter resulting in a substantial increase in interest expense. Accordingly, the Company's leverage could make it vulnerable to a downturn in the operating performance of its tower leasing and installation services or in economic conditions. Management believes that its cash flows from operations along with additional financing sources will be sufficient to meet its debt service requirements for interest and scheduled principal payments. If such cash flow were not sufficient to meet its debt service requirements, the Company may be required to sell equity securities, refinance its obligations, or dispose of one or more of its properties in order to make such scheduled payments. There can be no assurance that the Company would be able to effect any of such transactions on favorable terms.

As a result of the current commitments of the Company and the limited availability of funds under the existing credit facilities, the Company expects that it will be required to seek additional sources of funding. The Company believes that it will be able to obtain sufficient financial resources, including borrowings from its credit facilities with Chase Manhattan as described in the June 30, 1998 Form 10-KSB, to finance operations for the foreseeable future. The Company intends to finance its obligations under pending build-to-suit commitments out of borrowings from its credit facilities and will consider the issuance of debt or equity securities to finance any future tower site acquisitions or build-to-suit commitments.

YEAR 2000

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Failure by the Company and/or material third parties, such as power utility providers, financial institutions and other critical suppliers and major customers to complete Year 2000 readiness activities in a timely manner could have a material adverse effect on the Company's business and results of operations.

The Company is engaged in a company-wide effort to achieve Year 2000 readiness for both information technology and non-information technology systems. The Company expects to achieve company-wide Year 2000 readiness by mid-1999. The Company has formed a committee consisting of senior management and information technology staff and consultants to assess, remediate, test and implement processes to meet Year 2000 readiness.

To date, the Company is nearly complete in its assessment of all systems that could be significantly affected by the Year 2000 Issue. The near completed assessment indicated that most of the Company's significant information technology systems could be affected, particularly the general ledgers, billing, inventory, and payment systems. The Company has determined that most of the products it has sold and will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, the Company does not believe that the Year 2000 Issue presents material exposure as it relates to the Company's products. In addition, the Company is gathering information about the Year 2000 compliance status of its significant suppliers and subcontractors and will continue to monitor their compliance.

The Company's systems are at various stages of readiness. The assessment stage is approximately 75% complete, which includes non-information technology such as embedded microprocessors. Remediation, testing and implementation has not begun as of the present quarter, but will be expected to be completed by mid-1999.

The Company began inquiries of its significant suppliers, subcontractors and other third-party support services (i.e. banking services) and customers to assess their Year 2000 readiness efforts. Letters of compliance will be requested from such third parties in the second fiscal quarter. To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. A combination of telephone interviews and on-site visits will be considered to assure there will be no interruption in operations. Contingency plans to choose alternative third-party agents will be formalized in the third fiscal quarter.

The Company will utilize mostly internal resources to replace, test, and implement the software and operating equipment and outside consultants where necessary for Year 2000 modifications. The total cost of the Year 2000 project is not expected to exceed $75,000 for the entire effort. Because the Company's readiness program is not yet fully implemented, and is subject to certain risks and uncertainties, including the readiness efforts of material third parties, there can be no assurance that the Company will not incur material costs beyond the anticipated costs described above. The cost of the Year 2000 project and the dates by which the Company believes it will be Year 2000 ready are based on management's current best estimates, which were derived based on numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. There can be no guarantee, however, that these estimates will be achieved, and actual results could differ materially from those anticipated.


INFLATION

Historically, inflation has not been a significant factor to the Company as labor is the primary cost of operations and its contracts are typically short-term in nature. On an ongoing basis, the Company attempts to minimize any effects of inflation on its operating results by controlling operating costs and, whenever possible, seeking to ensure that contract prices reflect increases in costs due to inflation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of September 30, 1998, the Company maintains a portion of its cash and cash equivalents in short-term financial instruments which are subject to interest rate risks and, accordingly, will decline in value if interest rates decline. Due to the relatively small investment in such instruments and the short duration of such instruments, fluctuations in interest rates with respect to such instruments would not materially affect the Company's financial condition.

     The Company's outstanding long-term debt at September 30, 1998 bears interest at variable rates and, accordingly, will be affected by interest rate changes. At September 30, 1998, the Company had approximately $63.5 million of long-term debt subject to variable interest rates. For illustration purposes, an increase of 1.0% in interest rates with respect to the Company's long-term debt, based on June 30, 1998 positions, would have increased interest expense for the quarter ended September 30, 1998 by approximately $316,000.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

         On July 9, 1998, the Company issued 81,270 shares of its common stock as partial consideration for its acquisition of substantially all of the assets of Teleforce Communications, LLC. In connection with such issuance, the Company relied on the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 24, 1998, the holders of approximately 59.3% of the Company's outstanding common stock executed a written consent (i) authorizing the Company's merger for the purpose of reincorporating (the "Reincorporation Merger") in Delaware and (ii) approving the Company's 1998 Stock Option Plan. An Information Statement relating to such matters was distributed on August 24, 1998 to the stockholders of the Company not party to such written consent. The Reincorporation Merger and the 1998 Stock Option Plan became effective on September 14, 1998.

ITEM 5.  OTHER INFORMATION

         On November 16, 1998, the Company announced that it had entered into an Agreement and Plan of Merger with American Tower Company and American Towers, Inc. ("ATI") pursuant to which the Company will, subject to the receipt of necessary governmental consents and other customary closing conditions, be merged with and into ATI.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

            (a)    Exhibits

                   2.1 Agreement and Plan of Merger by and among American Tower Corporation, American Towers, Inc. and OmniAmerica, Inc., dated as of November 16, 1998.

                   27.1    Financial Data Schedule

                   99.1    Press Release dated November 16, 1998.

            (b)    Reports on Form 8-K

                   (i) The Company filed a Report on Form 8-KA on July 7, 1998 to amend the 8-K filed May 7, 1998 by including pro forma financial information related to the merger between OAI Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company, with and into OmniAmerica Holdings Corporation, a Delaware corporation.

                   (ii) The Company filed a Report on Form 8-K on September 14, 1998 relating to its merger for the purpose of reincorporating in Delaware, which merger was consummated on September 14, 1998.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  OmniAmerica, Inc.
                                  (Registrant)


Date:  November 16, 1998          By: /s/ Anthony S. Ocepek
                                     -------------------------------------------
                                      Anthony S. Ocepek, Chief Financial Officer
                                     (Chief Financial Officer of the Registrant,
                                      thereunto duly authorized)

                                 EXHIBIT INDEX


        EXHIBIT
        NUMBER             DESCRIPTION
        ------             -----------


         2.1               Agreement and Plan of Merger by and among American
                           Tower Corporation, American Towers, Inc. and
                           OmniAmerica, Inc., dated as of November 16, 1998.

         27.1              Financial Data Schedule

         99.1              Press Release dated November 16, 1998.