Form 10-Q
period 1998-12-31
OMNIAMERICA INC
filed 1999-02-16
CIK 925269

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1998

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ____________ to _______________

                         COMMISSION FILE NUMBER 1-13272

                                OmniAmerica, Inc.
                   (formerly Specialty Teleconstructors, Inc.)
             (Exact name of registrant as specified in its charter)

            Delaware                                          85-0421409
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                         Identification No.)

        2445 Alamo Street S.E.                                    87106
       Albuquerque, New Mexico                                 (Zip Code)
(Address of principal executive offices)

                                 (505) 242-9800
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,287,860 on February 10, 1999.

                       OmniAmerica, Inc. and Subsidiaries
                   (formerly Specialty Teleconstructors, Inc.)

                                      INDEX




                                                                                                  Page
Part I - Financial Information

   Item 1.  Financial Statements

     Consolidated Balance Sheets as of December  31, 1998 (Unaudited) and                           3
           June 30, 1998
     Consolidated Statements of Operations for the three and six-month periods
       ended December 31, 1998 and 1997 (Unaudited)                                                 4

     Consolidated Statements of Cash Flows for the six-month periods
       ended December 31, 1998 and 1997 (Unaudited)                                                 5

     Notes to Unaudited Consolidated Financial Statements as of
       December 31, 1998                                                                            7

   Item 2.  Management's  Discussion and Analysis of Financial Condition
       and Results of Operation                                                                    11

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk                             15

Part II - Other Information

   Item 4.  Submission of Matters to a Vote of Security Holders                                    16

   Item 6.  Exhibits and Reports on Form 8-K                                                       16

Signatures                                                                                         17

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       OMNIAMERICA, INC. AND SUBSIDIARIES
                   (FORMERLY SPECIALTY TELECONSTRUCTORS, INC.)
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                             December 31,
                                                                                1998              June 30,
                                                                             (Unaudited)            1998
                                                                           ---------------    --------------
Current assets:
  Cash and cash equivalents ..........................................     $      95,371      $   4,349,324
  Contracts receivable, net of allowance for doubtful accounts of
    $390,230 at December 31, 1998 and June 30,1998 ...................        21,276,836         17,349,853
  Costs and estimated earnings in excess of billings on
    uncompleted contracts ............................................         5,646,829          3,747,671
  Components inventory ...............................................         3,414,251          3,430,868
  Prepaid income taxes ...............................................              --              287,849
  Other current assets ...............................................           647,052            891,148
                                                                           -------------      -------------
         Total current assets ........................................        31,080,339         30,056,713

Property and equipment, net ..........................................        94,767,229         50,847,107
Goodwill, net of amortization of $3,426,993 at December 31, 1998
   and $808,250 at June 30,1998 ......................................        91,208,042         87,993,151
Investment in unconsolidated subsidiary ..............................         7,931,311          7,889,650
Other assets, net ....................................................         3,753,605          2,536,804
                                                                           -------------      -------------
                                                                           $ 228,740,526      $ 179,323,425
                                                                           =============      =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable .............................................     $   9,668,568      $   8,802,734
  Note payable to stockholder ........................................              --               80,000
  Billings in excess of costs and estimated earnings
    on uncompleted contracts .........................................           456,911            758,932
  Accrued expenses ...................................................         2,648,792          2,171,429
  Current installments of notes and capital leases payable ...........           761,103            474,696
                                                                           -------------      -------------
              Total current liabilities ..............................        13,535,374         12,287,791

Deferred income taxes ................................................           380,123            213,378
Notes and capital leases payable, excluding current installments .....        76,747,787         31,631,459
                                                                           -------------      -------------
         Total liabilities ...........................................        90,663,284         44,132,628
                                                                           -------------      -------------

Stockholders' Equity:
  Common stock, $.01 par value.  Authorized 100,000,000 shares; issued
     15,206,299 at December 31, 1998 and 15,070,294 at June 30, 1998 .           152,063            150,703
  Additional paid-in capital .........................................       131,931,279        129,131,297
  Treasury stock, at cost, 100,000 shares ............................        (1,387,500)        (1,387,500)
  Note receivable from officer and director ..........................          (600,000)          (600,000)
  Retained earnings ..................................................         7,981,400          7,896,297
                                                                           -------------      -------------
         Total stockholders' equity ..................................       138,077,242        135,190,797
                                                                           -------------      -------------

                                                                           $ 228,740,526      $ 179,323,425
                                                                           =============      =============


       The accompanying notes are an integral part of these consolidated financial statements.

                       OMNIAMERICA, INC. AND SUBSIDIARIES
                   (FORMERLY SPECIALTY TELECONSTRUCTORS, INC.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                           For the six months ended        For the three months ended
                                                                  December 31,                     December 31,

                                                            1998              1997              1998             1997
                                                        -------------    -------------      ------------      ------------
Revenues earned:

  Installation services ...........................     $ 33,936,012      $ 26,051,645      $ 15,374,746      $ 14,585,420
  Component sales .................................        6,340,730         3,523,635         2,593,232         2,189,904
  Tower leasing ...................................        4,824,509              --           2,695,722              --
                                                        ------------      ------------      ------------      ------------
         Total revenues earned ....................       45,101,251        29,575,280        20,663,700        16,775,324
                                                        ------------      ------------      ------------      ------------

Cost of revenues earned:
  Cost of installation services ...................       26,760,970        21,479,825        11,268,369        12,170,801
  Cost of component sales .........................        5,588,579         2,047,508         2,513,467         1,073,829
  Cost of tower leasing ...........................        3,080,463              --           1,616,756              --
                                                        ------------      ------------      ------------      ------------
     Total cost of revenues earned ................       35,430,012        23,527,333        15,398,592        13,244,630
                                                        ------------      ------------      ------------      ------------

     Gross profit on revenues earned ..............        9,671,239         6,047,947         5,265,108         3,530,694

Selling, general and administrative expenses ......        6,891,398         2,158,899         3,493,915           948,523
                                                        ------------      ------------      ------------      ------------

  Earnings from operations ........................        2,779,841         3,889,048         1,771,193         2,582,171

Other income (expenses):
  Interest income .................................           44,754            61,956            33,194            44,612
  Interest expense ................................       (2,156,951)         (150,563)       (1,530,828)          (71,868)
  Acquisition costs ...............................         (650,094)             --            (650,094)             --
  Equity in earnings of unconsolidated subsidiary .          457,361              --             300,000              --
  Other, net ......................................           85,192            61,712            71,978            10,241
                                                        ------------      ------------      ------------      ------------
                                                          (2,219,738)          (26,895)       (1,775,750)          (17,015)
                                                        ------------      ------------      ------------      ------------

  Earnings  (loss) before income taxes ............          560,103         3,862,153            (4,557)        2,565,156

Income taxes ......................................          475,000         1,493,349           165,000           984,449
                                                        ------------      ------------      ------------      ------------

  Net earnings (loss) .............................     $     85,103      $  2,368,804      $   (169,557)     $  1,580,707
                                                        ============      ============      ============      ============


Shares of common stock used in computing
earnings per share:
    Basic .........................................       15,085,814         7,928,928        15,106,299         7,966,140
    Diluted .......................................       15,350,503         8,156,831        15,106,299         8,109,674

Net earnings (loss) per common shares:
    Basic .........................................     $       0.01      $       0.30      $      (0.01)     $       0.20
                                                        ------------      ------------      ------------      ------------
    Diluted .......................................     $       0.01      $       0.29      $      (0.01)     $       0.19
                                                        ============      ============      ============      ============


        The accompanying notes are an integral part of these consolidated financial statements.

                       OMNIAMERICA, INC. AND SUBSIDIARIES
                   (FORMERLY SPECIALTY TELECONSTRUCTORS, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                 For the six months ended
                                                                                       December 31,
                                                                                   1998              1997
                                                                              -------------     -------------
Cash flows from operating activities:
  Net earnings ..........................................................     $     85,103      $  2,368,804
  Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
  Depreciation of property and equipment ................................        1,732,234           878,277
  Amortization ..........................................................        2,909,962           134,277
  Equity in earnings of unconsolidated subsidiary, net ..................          (41,661)             --
  Changes in operating assets and liabilities, net of acquisitions:
      Contracts receivable ..............................................       (3,551,983)         (135,256)
      Costs and estimated earnings in excess of billings on
         uncompleted contracts ..........................................       (1,899,158)         (272,198)
      Components inventory ..............................................           16,617          (588,696)
      Prepaid income taxes ..............................................          287,849           145,702
      Other current assets ..............................................          244,096           (35,067)
      Trade accounts payable ............................................          865,834            36,258
      Billings in excess of costs and estimated earnings on
         uncompleted contracts ..........................................         (302,021)         (488,228)
      Accrued expenses ..................................................          477,363            44,027
      Current income taxes ..............................................             --           1,009,316
      Deferred income taxes .............................................          166,745           (50,786)
                                                                              ------------      ------------
          Net cash provided by operating activities .....................          990,980         3,046,430
                                                                              ------------      ------------

Cash flows from investing activities:
  Purchases of property and equipment ...................................      (44,380,413)         (561,081)
  Acquisition costs recorded as goodwill ................................       (2,916,028)
  Cash expended in acquisition of Teleforce Communications, LLC .........
      in 1998 and Ellis Tower Company Inc., net of cash of $ 151,701
      acquired in acquisition, in 1997 ..................................         (640,000)         (297,704)
  Available for sale securities .........................................             --             719,850
                                                                              ------------      ------------
         Net cash used in investing activities ..........................      (47,936,441)         (138,935)
                                                                              ------------      ------------

Cash flows from financing activities:
  Lines of credit, net ..................................................             --             576,918
  Deferred financing costs ..............................................       (1,673,764)             --
  Principal payments on note payable to stockholder .....................          (80,000)         (676,000)
  Borrowings from notes payable .........................................       44,593,007              --
  Proceeds from sale of common stock, net ...............................          314,480           268,862
  Principal payments on notes payable to banks ..........................         (462,215)         (547,702)
  Acquisition of treasury stock .........................................             --          (1,387,500)
                                                                              ------------      ------------
        Net cash provided by (used in) financing activities .............       42,691,508        (1,765,422)
                                                                              ------------      ------------

        Net increase (decrease) in cash and cash equivalents ............       (4,253,953)        1,142,073

Cash and cash equivalents:
  Beginning of period ...................................................        4,349,324           989,720
                                                                              ------------      ------------
  End of period .........................................................     $     95,371      $  2,131,793
                                                                              ============      ============

                       OMNIAMERICA, INC. AND SUBSIDIARIES
                   (FORMERLY SPECIALTY TELECONSTRUCTORS, INC.)
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                                   (UNAUDITED)



                                                                    For the six months ended
                                                                          December 31,
                                                                        1998            1997
                                                                    -----------     -----------
Aquisition of  Teleforce Communications, LLC in fiscal 1998 and
  Ellis Tower Company, Inc. in fiscal 1997

Cash                                                                $      --       $   151,701
Contracts receivable                                                    375,000         865,919
Components inventory                                                       --            86,212
Other current assets                                                       --            33,924
Property and equipment                                                     --           267,915
Goodwill                                                              2,751,862       1,729,280
Trade accounts payable                                                     --          (383,326)
Billings in excess of costs and estimated earnings on
  uncompleted contracts                                                    --          (496,731)
Accrued expenses                                                           --            (7,871)
                                                                    -----------     -----------
                                                                    $ 3,126,862     $ 2,247,023
                                                                    ===========     ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                       OmniAmerica, Inc. and Subsidiaries
                   (formerly Specialty Teleconstructors, Inc.)
              Notes to Unaudited Consolidated Financial Statements
                                December 31, 1998


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

On September 14, 1998, Specialty Teleconstructors, Inc. ("STI"), through a merger with a wholly-owned subsidiary of STI, changed its name from STI to OmniAmerica, Inc ("OmniAmerica" or the "Company"), changed its state of incorporation from Nevada to Delaware, and changed its symbol from SCTR to XMIT.


On November 16, 1998, the Company entered into an Agreement and Plan of Merger pursuant to which OmniAmerica, Inc. will merge with and into American Towers, Inc. ("ATI"), a wholly-owned subsidiary of American Tower Corporation ("AMT") in a stock for stock transaction. Each OmniAmerica, Inc. stockholder will exchange each share of their existing common stock for 1.1 shares of AMT shares of common stock. A total of approximately 17.7 million shares of existing AMT shares will be exchanged for all of OmniAmerica, Inc. shares. The transaction will be accounted for as a purchase.

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

                       OmniAmerica, Inc. and Subsidiaries
                   (formerly Specialty Teleconstructors, Inc.)
              Notes to Unaudited Consolidated Financial Statements
                                December 31, 1998



(2)   PROPERTY AND EQUIPMENT

Property and equipment consists of the following:


----------------------------------------------------------------------------------------------
                                           Estimated
                                             useful             December 31,       June 30,
                                          lives (years)             1998             1998
----------------------------------------------------------------------------------------------
Tower assets                                    30            $ 77,950,049     $ 34,918,139
Land                                                             3,528,681        3,528,681
Buildings                                    15-40               4,968,817        4,932,786
Vehicles                                       3-7               7,322,546        6,406,562
Furniture and fixtures                        3-10               2,542,523        1,794,439
Equipment                                     3-10               5,134,490        4,556,502
Leasehold improvements                           5                 200,026          156,053
                                                              ------------     ------------
                                                               101,647,132       56,293,162
Less accumulated depreciation                                   (6,879,903)      (5,446,055)
                                                              ------------     ------------
                                                              $ 94,767,229     $ 50,847,107
                                                              ============     ============



(3) ACQUISITIONS

During the first six months of fiscal year 1999, the Company consummated the following transactions (see the Form 10-KSB for additional information on these transactions) which were accounted for by the purchase method of accounting, and accordingly, the operating results of the acquired entities have been included in the consolidated operating results since the date of acquisition.

On July 9, 1998, the Company paid $640,000 and issued 81,270 shares of restricted common stock of the Company at a price of $30.60 per share, determined by the closing price on or about July 9, 1998, in exchange for substantially all of the assets and liabilities of Teleforce Communications, LLC. ("Teleforce"). Teleforce provides site acquisition services for the wireless communications industry.

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

On February 3, 1999, the Company acquired 10 towers and the option to acquire six additional towers from Robert J. Fetterman d/b/a RF Communications for approximately $4,700,000.

On February 12, 1999, the Company acquired three additional towers from affiliates of Arch Communications Group for approximately $665,000.

The results of operations for the periods presented would not have been materially different had these transactions taken place at the beginning of the periods.

As a result of the pending merger with ATI, the Company incurred costs of $650,094, primarily consisting of filing fees, legal fees and underwriters fees.

                       OmniAmerica, Inc. and Subsidiaries
                   (formerly Specialty Teleconstructors, Inc.)
              Notes to Unaudited Consolidated Financial Statements
                                December 31, 1998



(4) INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

As a result of the Company's April 1998 merger with OmniAmerica Holdings described in Form 10-KSB, the Company holds a 33 1/3% interest in Kline Iron and Steel Co., Inc. ("Kline"), a company which fabricates structural and tower steel products, domestically and internationally, and is accounted for under the equity method. Summarized historical financial information of Kline for the six-month period ended December 31, 1998 is as follows:


                 Revenues                   $  38,000,000
                 Gross margin                   6,645,000
                 Net income                     1,300,000

During the period, the Company received $300,000 in cash as a return of equity.

(5) NOTES AND CAPITAL LEASES PAYABLE

Notes and capital leases payable consist of the following:

                                            December 31,       June 30,
                                                1998             1998
                                            ------------       --------
Variable rate term note payable
 to Chase Manhattan Bank, interest
 at LIBOR plus 2% (7.5% and 7.675%
 at December 31, 1998 (unaudited)
 and June 30, 1998, respectively)
 payable monthly, matures June 30,
 2001; secured by substantially all
 assets of the Company                      $74,593,007        $30,000,000

Note payable in monthly installments
 of $6,675, including interest at U.S.
 Treasury Index plus 3.5% (9.125% at
 December 31, 1998 (unaudited) and
 June 30, 1998) with balance due
 March 2005; secured by a  building
 and guaranteed by a principal
 stockholder of the Company                 $   770,914            776,410

7.3% capital lease payable in monthly
 installments of $56,297 with the
 balance due September 2001, secured
 by vehicles                                $ 1,636,877            697,937

8.5% note payable in monthly
 installments of $12,068, including
 interest, with the balance due July
 1999, secured by vehicles                      323,267            350,177

Other                                       $   184,825         $  281,631
                                            -----------         ----------

     Total notes and capital leases
       payable                              $77,508,890         $32,106,155

Less current installments                   $   761,103         $   474,696
                                            -----------         -----------

     Notes and capital leases payable,
       excluding current installments       $76,747,787         $31,631,459
                                            ===========         ===========


Effective November 16, 1998, the Company amended its senior secured credit facility with Chase Manhattan Bank to increase the amount of available credit to $150,000,000 from $75,000,000. All other provisions remain consistent including mandatory prepayment provisions upon consummation of the merger with ATI.

(6) INCOME TAXES

The Company's effective tax rate for the three and six month periods ended December 31, 1998 are substantially higher than the federal statutory rate of 34% primarily due to the non-deductible amortization expense for goodwill recognized in the Company's acquisition of OmniAmerica Holdings Corporation on April 23, 1998.

(7) CONTINGENCIES

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

(8) EARNINGS PER SHARE

The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and other related disclosures required by Statement of Financial Accounting Standards No. 128, Earnings Per Share.

                                                          Income         Shares        Per-share
                                                        (Numerator)   (Denominator)     Amount
                                                        -----------   -------------    ---------
For the six months ended December 31, 1998:
 Basic earnings per share:
    Income available to common stockholders .......     $   85,103      15,085,814     $  0.01
  Effect of dilutive shares:
   Options ........................................           --           264,689
                                                        ----------      ----------
 Dilutive earnings per shares:
     Income available to common stockholders plus
       assumed conversions ........................     $   85,103      15,350,503     $  0.01
                                                        ==========      ==========     =======

For the three months ended December 31, 1998:
 Basic earnings per share:
    Income (loss) available to common stockholders      $ (169,557)     15,106,299     $ (0.01)
  Effect of dilutive shares:
   Options ........................................           --              --

                                                        ----------      ----------
  Dilutive earnings per shares:
     Income (loss) available to common stockholders
       plus assumed conversions ...................     $ (169,557)     15,106,299     $ (0.01)
                                                        ==========      ==========     =======

                       OmniAmerica, Inc. and Subsidiaries
                   (formerly Specialty Teleconstructors, Inc.)
              Notes to Unaudited Consolidated Financial Statements
                                December 31, 1998



                                                        Income         Shares     Per-share
                                                      (Numerator)   (Denominator)  Amount
                                                      -----------   ------------- ---------
For the six months ended December 31, 1997:
 Basic earnings per share:
    Income available to common stockholders .....     $2,368,804      7,928,928     $0.30
  Effect of dilutive shares:
    Options .....................................           --          227,903
                                                      ----------      ---------
  Dilutive earnings per shares:
     Income available to common stockholders plus
       assumed conversions ......................     $2,368,804      8,156,831     $0.29
                                                      ==========     ==========     =====

For the three months ended December 31, 1997:
 Basic earnings per share:
    Income available to common stockholders .....     $1,580,707      7,966,140     $0.20
  Effect of dilutive shares:
    Options .....................................           --          143,534
                                                      ----------      ---------
  Dilutive earnings per shares:
     Income available to common stockholders plus
       assumed conversions ......................     $1,580,707      8,109,674     $0.19
                                                      ==========     ==========     =====

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

PLAN OF OPERATIONS

Historically, the Company principally has been engaged in building sites for wireless carriers, who have traditionally owned and operated their own transmission tower assets. While the Company continues to provide infrastructure building and implementation services to wireless carriers, since the April Merger (as defined in the June 30, 1998 Form 10-KSB), the Company's focus has been directed increasingly toward developing sources of recurring revenues, specifically building towers for its own account, acquiring towers from carriers and other owners, maximizing lease revenues from existing towers, and entering into long-term maintenance contracts with other tower owners. The Company's focus on sources of recurring revenues is intended, in part, to capitalize on recent trends by several carriers who have begun to evaluate opportunities to outsource the ownership and operation of their wireless infrastructure either by selling their existing tower sites to independent third party tower owners and operators, who would then lease tower space back to the carriers and/or entering into build-to-suit arrangements, whereby an independent third party builds, owns and leases tower sites to the wireless carriers, often with multiple tenants on any given site. The Company believes that its historical competency of tower construction coupled with the ownership and leasing operations of OmniAmerica Holdings, Inc. and its subsidiaries makes the Company one of the leading candidates for carrier outsourcing.

The Company believes owning towers and leasing tower space to the wireless carriers will provide more stable long-term recurring revenues. In addition to the Company's plans to pursue opportunities to acquire existing sites and towers from carriers seeking to outsource their wireless infrastructure, the Company believes that, at the present time, utilizing its infrastructure building and implementation resources to construct towers for its own account is a more cost effective method of expanding its portfolio of owned towers. As part of its efforts to develop sources of recurring revenues, late in the second fiscal quarter of 1998, the Company began focusing on opportunities to provide build-to-suit services to wireless carriers. The Company's build-to-suit program offers an end-to-end solution to wireless carriers and is designed to reduce carriers' capital expenditures and overhead associated with the traditional methods of acquiring and owning their wireless networks. As of February 8, 1999, approximately 430 sites were under written or oral commitments from 5 wireless carriers. In addition to the sites subject to build-to-suit commitments, as of February 8, 1999, the Company was conducting site acquisition or construction related activities with respect to approximately 311 towers and/or rooftop transmission facilities for its own account. There can be no assurance that the Company will successfully enter into additional significant build-to-suit agreements with any wireless carrier or group of carriers or that it will be able to reach definitive agreements with the owners of sites not currently under written contract or develop the sites in a cost-effective manner, that implementation of its existing build-to-suit agreements will result in the Company's ownership of all of the towers originally contemplated by those agreements or that the Company will complete the development of any of the towers or rooftop transmission facilities currently being developed for its own account. As the Company focuses its resources increasingly on tower ownership, revenues from its infrastructure building and implementation services operations are likely to decline. Management believes that the decline in revenues from its infrastructure building and implementation services operations will be offset over time by the recurring revenue stream expected from tower ownership, including revenues from towers owned acquired in the April Merger, revenues from future tower acquisitions by the Company, revenues from towers the Company is currently developing and building for its own account and revenues form the towers the Company will develop and build for its own account in the future.



RESULTS OF OPERATIONS

For the Six-Month Periods Ended December 31, 1998 and 1997

Revenues. The Company's revenues for the six-month period ended December 31, 1998 increased approximately 52% to $ 45,101,251 from $29,575,280 for the same six-month period in the prior year. Management believes the increase in revenues was due primarily to an increased rollout of wireless infrastructure building and implementation activity that began in the third and fourth quarters of the last fiscal year end and continued into this six-month period, a commensurate increase in component sales for the same reason and income derived from tower leasing in the amount of $4,824,509 that did not exist in the previous six months.

Gross Profit. Gross profit for the six-month period ended December 31, 1998 increased approximately 60% to $9,671,239 from $6,047,947 for the same six-month period in the prior year. Gross profit as a percentage of revenues increased to 21.4% for the six-month period ended December 31, 1998 from 20.4% for the same six-month period in the prior year. Management believes the increase in gross profit was primarily due to the increase in revenues generated for the period, as noted above. Management believes the increase in gross profit percentage is due to margins realized on the tower leasing operation (36% for the six month period ended December 31, 1998) and enhancements in operations improving installation services margins.

Selling, General and Administrative ("SG&A") Expenses. SG&A expenses were $6,891,398 (15% of revenues) for the six-month period ended December 31, 1998 as compared to $2,158,899 (7% of revenues) for the same period last year. This increase was primarily due to the increased administrative requirements of the Company for the build-to-suit program and tower leasing, both of which did not exist in the previous six months of fiscal 1998 along with the increase in goodwill amortization for the acquisition of OmniAmerica Holdings, Inc. effective April 23, 1998.

Interest Expense. Due to the acquisition of towers and sites primarily from Arch Communications Group, Inc. in the aggregate amount of approximately $33.5 million and the financing of the build-to-suit program, interest expense increased to $2,156,951 for the six-month period ended December 31, 1998 from $150,563 for the same six-month period in the prior year.

Acquisition Costs. The Company expensed costs of $650,094 pertaining to the pending merger with American Tower Corporation (see Note 1 above) that are expensed as incurred. Costs were primarily filing fees, legal representation and underwriters fees.

Equity in Earnings of Unconsolidated Subsidiary. As a result of the April Merger, the Company holds a 33 1/3% interest in Kline. For the six months ended December 31, 1998, the Company recognized $457,361 in earnings from this unconsolidated subsidiary. For the six months ended December 31, 1997, no amounts were recognized as the Company did not hold the equity investment during that period. The Company received $300,000 in cash during the period as a return of equity.

Income Tax Provision. The Company's effective tax rate was 84.8% for the six months ended December 31, 1998 compared to 38.7% for the six months ended December 31, 1997. This increase is primarily the result of non-deductible amortization expense for goodwill recognized in the Company's acquisition of OmniAmerica Holdings Corporation on April 23, 1998.


For the Three-Month Periods Ended December 31, 1998 and 1997

Revenues. The Company's revenues for the three-month period ended December 31, 1998 increased approximately 23% to $ 20,663,700 from $16,775,324 for the same three-month period in the prior year. Management believes the increase in revenues was due primarily to an increased rollout of wireless infrastructure building and implementation activity that began in the third and fourth quarters of the last fiscal year end and continued into the first two quarters of this year, a commensurate increase in component sales for the same reason and income derived from tower leasing in the amount of $2,695,722 that did not exist in the previous fiscal quarter.

Gross Profit. Gross profit for the three-month period ended December 31, 1998 increased approximately 49% to $5,265,108 from $3,530,694 for the same three-month period in the prior year. Gross profit as a percentage of revenues increased to 25% for the three-month period ended December 31, 1998 compared to 21% for the same three-month period in the prior year. Management believes the increase in gross profit was primarily due to the increase in revenues generated for the period, as noted above. Management believes the increase in gross profit percentage is due to margins realized on the tower leasing operation (40% for the three month period ended December 31, 1998) and enhancements in operations improving installation services margins.

Selling, General and Administrative ("SG&A") Expenses. SG&A expenses were $3,493,915 (17% of revenues) for the three-month period ended December 31, 1998 as compared to $948,523 (6% of revenues) for the same period last year. This increase was primarily due to the increased administrative requirements of the Company for the build-to-suit program and tower leasing, both of which did not exist in the previous quarter of fiscal 1998, along with the increase in goodwill amortization for the acquisition of OmniAmerica Holdings, Inc. effective April 23, 1998.

Interest Expense. Due to the acquisition of towers and sites primarily from Arch Communications Group, Inc. in the aggregate amount of approximately $33.5 million and the financing of the build-to-suit program, interest expense increased to $1,530,828 for the three-month period ended December 31, 1998 from $71,868 for the same three-month period in the prior year.

Acquisition Costs. The Company expensed costs of $650,094 pertaining to the pending merger with American Tower Corporation (see Note 1 above) that are expensed as incurred. Costs were primarily filing fees, legal representation and underwriters fees.

Equity in Earnings of Unconsolidated Subsidiary. As a result of the April Merger, the Company holds a 33 1/3% interest in Kline. For the three months ended December 31, 1998, the Company received $300,000 in cash for earnings from this unconsolidated subsidiary. For the three months ended December 31, 1997, no amounts were recognized as the Company did not hold the equity investment during that period.

Income Tax Provision. The Company's effective tax rate for the three month period ended December 31, 1998 is substantially higher than the Federal statutory rate of 34% primarily for the non-deductible amortization expense for goodwill recognized in the Company's acquisition of OmniAmerica Holdings Corporation on April 23, 1998. The effective tax rate for the three month period ended December 31, 1997 was 38%.


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

For the six months ended December 31, 1998, cash flows provided by operating activities were $990,980, as compared to $3,046,430 for the same period in the prior year. This difference is primarily attributable to working capital investments related to the Company's build-to-suit program and the change in the level of contracts receivable and costs and estimated earnings in excess of billings on uncompleted contracts associated with installation services partially offset by increases in accounts payable and depreciation and amortization charged to earnings.

Cash flows used for investing activities were $47,936,441 for the first six months of fiscal 1999 as compared to $138,935 for the same period in fiscal 1998. The increase in fiscal 1999 is primarily due to the Company's tower acquisition activity and build-to suit program.

For the first six months, cash flows provided by financing activities were $42,691,508 in fiscal 1999 as compared to cash flows used in financing activities of $1,765,422 in 1998. This change is primarily attributable to the impact of borrowings under the Chase Manhattan credit facilities for fiscal 1999 as compared to reduction in debt in fiscal 1998. During the six months ended December 31, 1998, the Company has used available bank financing from Chase Manhattan in the approximate amount of $44,600,000, since June 30, 1998. The increase is directly attributed to the purchase of existing towers and sites primarily from Arch Communications Group, Inc. and the Company's build-to-suit program. Total availability under the existing credit facilities was approximately $75,400,000 at December 31, 1998, subject to certain ratios and other criteria. Effective November 16, 1998, the Company amended its senior secured credit facility with Chase Manhattan Bank to increase the amount of available credit to $150,000,000 from $75,000,000. All other provisions remain consistent including mandatory prepayment provisions upon consummation of the merger with ATI.

A substantial portion of the Company's cash flow from operations will be required for debt service, which will increase significantly due to the increase in debt in the fist six months resulting in a substantial increase in interest expense. Accordingly, the Company's leverage could make it vulnerable to a downturn in the operating performance of its tower leasing and installation services or in economic conditions. Management believes that its cash flows from operations along with additional financing sources will be sufficient to meet its debt service requirements for interest and scheduled principal payments. If such cash flow were not sufficient to meet its debt service requirements, the Company may be required to sell equity securities, refinance its obligations, or dispose of one or more of its properties in order to make such scheduled payments. There can be no assurance that the Company would be able to effect any of such transactions on favorable terms.

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

To date, the Company is nearly complete in its assessment of all systems that could be significantly affected by the Year 2000. The near completed assessment indicated that most of the Company's significant information technology systems could be affected, particularly the general ledgers, billing, inventory, and payment systems. The Company has determined that most of the products it has sold and will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, the Company does not believe that the Year 2000 presents material exposure as it relates to the Company's products. In addition, the Company is gathering information about the Year 2000 compliance status of its significant suppliers and subcontractors and will continue to monitor their compliance.

The Company's systems are at various stages of readiness. The assessment stage is approximately 90% complete, which includes non-information technology such as embedded microprocessors. Remediation, testing and implementation has not begun as of the present quarter, but will be expected to be completed by mid-1999.

The Company began inquiries of its significant suppliers, subcontractors and other third-party support services (i.e. banking services) and customers to assess their Year 2000 readiness efforts. Letters of compliance were requested from such third parties in the second fiscal quarter. To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. A combination of telephone interviews and on-site visits will be considered to assure there will be no interruption in operations. Contingency plans to choose alternative third-party agents will be formalized in the third fiscal quarter.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 1998, the Company maintains a portion of its cash and cash equivalents in short-term financial instruments which are subject to interest rate risks and, accordingly, will decline in value if interest rates decline. Due to the relatively small investment in such instruments and the short duration of such instruments, fluctuations in interest rates with respect to such instruments would not materially affect the Company's financial condition.

The Company's outstanding long-term debt at December 31, 1998 bears interest at variable rates and, accordingly, will be affected by interest rate changes. As of December 31, 1998, the Company had approximately $75,400,000 of long-term debt subject to variable interest rates. For illustration purposes, an increase of 1.0% in interest rates with respect to the Company's long-term debt, based on June 30, 1998 positions, would have increased interest expense for the six months ended December 31, 1998 by approximately $377,000.


PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


              On November 16, 1998, the holders of a majority of the Company's outstanding Common Stock executed a written consent approving the Agreement and Plan of Merger, dated as of November 16, 1998, by and among the Company, American Tower Corporation and American Towers, Inc. ("ATI"), pursuant to which the Company will, subject to the receipt of necessary governmental consents and the fulfillment of other customary closing conditions, be merged with and into ATI. As of February 16, 1999, all such government consents have been obtained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  27.1     Financial Data Schedule*

         (b)      Reports on Form 8-K

                  The Company filed a Report on Form 8-K on October 14, 1998 relating to the September 29, 1998 acquisition of 70 transmission towers on 61 telecommunications sites and the exclusive right to manage an additional 7 sites from Arch Communications Group, Inc. ("Arch") pursuant to a second closing under that certain Asset Purchase and Sale Agreement, dated as of April 10, 1998, by and between the Company and Arch.

----------------
     * Filed herewith.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OmniAmerica, Inc.
                                        (Registrant)

Date:  February 16, 1999                By:    /s/ Anthony S. Ocepek
                                           ------------------------------------
                                           Anthony S. Ocepek, Chief Financial
                                           Officer (Chief Financial Officer of
                                           the Registrant, thereunto duly
                                           authorized)

                               INDEX TO EXHIBITS


Exhibit
No.                 Description
--------            -----------
  27.1              Financial Data Schedule *

-----------------------
     *Filed herewith